Form 10-Q
period 2012-12-31
AVIANA, CORP.
filed 2013-02-08
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-185083

AVIANA, CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	99-0377457
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

 19 Broniewskiego Street

Wlodawa Poland 22200

(Address of principal executive offices)

Tel. +48918813933
(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 7, 2013
Common Stock, $0.001	4,510,000

2 | Page

AVIANA, CORP.

Form 10-Q

3 | Page

AVIANA, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	DECEMBER 31, 2012	SEPTEMBER 30, 2012
ASSETS
Current Assets
Cash	$ 19,527	$ 22,721
Total current assets	19,527	22,721

Total assets	$ 19,527	$ 22,721
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accrued expenses	-	-
Loans from Shareholders	274	274
Total liabilities	274	274

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(4,347)	(1,153)
Total stockholders’ equity	19,253	22,447
Total liabilities and stockholders’ equity	$ 19,527	$ 22,721

The accompanying notes are an integral part of these financial statements.

4 | Page

AVIANA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED DECEMBER 31, 2012	FOR THE PERIOD FROM INCEPTION (JUNE 11, 2012) to DECEMBER 31, 2012
Revenues	$ 2,000	$ 2,000

Operating Expenses
Professional fees	4,750	4,750
General and administrative expenses	444	1,597
Total operating expenses	5,194	6,347

Net loss from operations	(3,194)	(4,347)

Provision for corporate income taxes	-	-

Net loss	$ (3,194)	$ (4,347)
Loss per common share – Basic	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,510,000

The accompanying notes are an integral part of these financial statements.

5 | Page

AVIANA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED DECEMBER 31, 2012	FOR THE PERIOD FROM INCEPTION (JUNE 11, 2012) to DECEMBER 31, 2012
Operating Activities
Net loss	$ (3,194)	$ (4,347)
Net cash used in operating activities	(3,194)	(4,347)
Financing Activities
Sale of common stock	-	23,600
Loans from Shareholders	-	274
Net cash provided by financing activities	-	23,874
Net increase (decrease) in cash and equivalents	(3,194)	19,527
Cash and equivalents at beginning of the period	22,721	-
Cash and equivalents at end of the period	$ 19,527	$ 19,527
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

AVIANA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

AVIANA, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 11, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through December 31, 2012 the Company has accumulated losses of $4,347. The company operates a consulting business in EMF (electromagnetic field(s)), Microwave, Electrical and Ionizing detection, shielding and protection in Poland.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $4,347 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2012 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at December 31, 2012.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted September 30 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of December 31, 2012 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On July 19, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. In August 2012, the Company issued 960,000 shares of its common stock at $0.01 per share for total proceeds of $9,600. In September 2012, the Company issued 550,000 shares of its common stock at $0.02 per share for total proceeds of $11,000.

During the period June 11, 2012 (inception) to September 30, 2012, the Company sold a total of 4,510,000 shares of common stock for total cash proceeds of $23,600.

8 | Page

NOTE 3 – INCOME TAXES

As of December 31, 2012 the Company had net operating loss carry forwards of $4,347 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 19, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

On June 11, 2012, the Director loaned $274 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2012 to the date the financial statements were issued and has determined that there are no items to disclose.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

AVIANA, CORP. (“AVIANA”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 11, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on November 21, 2012 and has been declared effective on January 23, 2013.

CURRENT BUSINESS OPERATIONS

Aviana, Corp. is a Poland based corporation that operates a consulting business in EMF (electromagnetic field(s)), Microwave, Electrical and Ionizing detection, shielding and protection in Poland.

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Spółdzielnia Mieszkaniowa "UDP", a private Polish company. The value of an executed agreement is $2,000. On December 2, 2012 the revenue of $2,000 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 11, 2012 to December 31, 2012.  As of December 31, 2012, we had total assets of $19,527 and total liabilities of $274.  Since our inception to December 31, 2012, we have accumulated a deficit of $4,347.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2012 Compared to the period from Inception (June11, 2012) to December 31, 2012

Our net loss for the three month period ended December 31, 2012 was $3,194 compared to a net loss of $4,347 during the period from inception (June 11, 2012) to December 31, 2012. During the three month period ended December 31, 2012, we  generated  revenues of $2,000.

During the three month period ended December 31, 2012, we incurred  general and administrative expenses and professional fees of $444 compared to $1,597 incurred during the period from inception (June 11, 2012) to December 31, 2012. General and administrative and professional fee expenses incurred during the three month period ended December 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,510,000 for the three month period ended December 31, 2012.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012

As at December 31, 2012 our current assets were $19,527 compared to $22,721 in current assets at September 30, 2012. As at December 31, 2012, our current liabilities were $274. Current liabilities were comprised entirely of $274 in advance from director.

Stockholders’ equity decreased from $22,447 as of September 30, 2012 to $19,253 as of December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended December 31, 2012, net cash flows used in operating activities was $3,194. Net cash flows used in operating activities was $4,347 for the period from inception (June 11, 2012) to December 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended December 31, 2012, we did not generate net cash flows from financing activities. For the period from inception (June 11, 2012) to December 31, 2012, net cash provided by financing activities was $23,874 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

11 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aviana, Corp.
Dated: February 7, 2013	By: /s/ Liudmila Yuziuk
Liudmila Yuziuk, President and Chief Executive Officer and Chief Financial Officer

13 | Page