Form 10-Q
period 2013-06-30
AVIANA, CORP.
filed 2013-07-25
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 24, 2013
Common Stock, $0.001	4,510,000

2 | Page

AVIANA, CORP.

Form 10-Q

3 | Page

AVIANA, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JUNE 30, 2013	SEPTEMBER 30, 2012
ASSETS
Current Assets
Cash	$ 744	$ 22,721
Prepaid expenses	4,000
Total current assets	4,744	22,721

Total assets	$ 4,744	$ 22,721
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	-	-
Loans from Shareholders	6,674	274
Total liabilities	6,674	274

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(25,530)	(1,153)
Total stockholders’ equity (deficit)	(1,930)	22,447
Total liabilities and stockholders’ equity (deficit)	$ 4,744	$ 22,721

The accompanying notes are an integral part of these financial statements.

4 | Page

AVIANA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2013	NINE MONTHS ENDED JUNE 30, 2013	FOR THE PERIOD FROM INCEPTION (JUNE 11, 2012) to JUNE 30, 2013
Revenues	$ -	$ 2,000	$ 2,000

Operating Expenses
Professional fees	1,500	7,750	7,750
General and administrative expenses	2,864	18,627	19,780
Total operating expenses	4,364	26,377	27,530

Net loss from operations	(4,364)	(24,377)	(25,530)

Provision for corporate income taxes		-	-

Net loss	$ (4,364)	$ (24,377)	$ (25,530)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,510,000	4,510,000

The accompanying notes are an integral part of these financial statements.

5 | Page

AVIANA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED JUNE 30, 2013	FOR THE PERIOD FROM INCEPTION (JUNE 11, 2012) to JUNE 30, 2013
Operating Activities
Net loss	$ (24,377)	$ (25,530)
Decrease (Increase) in Prepaid Expenses	(4,000)	(4,000)
Net cash used in operating activities	(28,377)	(29,530)
Financing Activities
Sale of common stock	-	23,600
Loans from Shareholders	6,400	6,674
Net cash provided by financing activities	6,400	30,274
Net increase (decrease) in cash and equivalents	(21,977)	744
Cash and equivalents at beginning of the period	22,721	-
Cash and equivalents at end of the period	$ 744	$ 744
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

AVIANA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

AVIANA, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 11, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through June 30, 2013 the Company has accumulated losses of $25,530. The company operates a consulting business in EMF (electromagnetic field(s)), Microwave, Electrical and Ionizing detection, shielding and protection in Poland.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,530 as of June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at June 30, 2013.

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

Stock-Based Compensation

As of June 30, 2013 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 3 – INCOME TAXES

As of June 30, 2013 the Company had net operating loss carry forwards of $25,530 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 19, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

On June 11, 2012, the Director loaned $274 to the Company to pay for incorporation expenses. On February 11, 2013, the Director loaned $4,000 to the Company to pay for general and administrative expenses. On May 16, 2013, the Director loaned $1,700 and on June 14, 2013, the Director loaned $700 to the Company to pay for general and administrative expenses. These loans are non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2013 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 11, 2012 to June 30, 2013.  As of June 30, 2013, we had total assets of $4,744 and total liabilities of $6,674.  Since our inception to June 30, 2013, we have accumulated a deficit of $25,530.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended June 30, 2013 Compared to the period from Inception (June 11, 2012) to June 30, 2013

Our net loss for the nine month period ended June 30, 2013 was $24,377 compared to a net loss of $25,530 during the period from inception (June 11, 2012) to June 30, 2013. During the nine month period ended June 30, 2013, we  generated  revenues of $2,000.

During the nine month period ended June 30, 2013, we incurred  general and administrative expenses and professional fees of $26,377 compared to $27,530 incurred during the period from inception (June 11, 2012) to June 30, 2013. General and administrative and professional fee expenses incurred during the nine month period ended June 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,510,000 for the nine month period ended June 30, 2013.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013

As at June 30, 2013 our current assets were $4,744 compared to $22,721 in current assets at September 30, 2012. As at June 30, 2013, our current liabilities were $6,674. Current liabilities were comprised entirely of $6,674 in advance from director.

Stockholders’ equity decreased from $22,447 as of September 30, 2012 to stockholders’ deficit of  $1,930 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended June 30, 2013, net cash flows used in operating activities was $28,377. Net cash flows used in operating activities was $29,530 for the period from inception (June 11, 2012) to June 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2013, we did not generate net cash flows from financing activities. For the period from inception (June 11, 2012) to June 30, 2013, net cash provided by financing activities was $30,274 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Aviana, Corp.
Dated: July 24, 2013	By: /s/ Liudmila Yuziuk
Liudmila Yuziuk, President and Chief Executive Officer and Chief Financial Officer

14 | Page