Form 10-K
period 2013-09-30
Staffing Group, Ltd.
filed 2014-02-14
CIK 1561622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-185083

The Staffing Group Ltd.
(Exact name of registrant as specified in its charter)

Nevada	99-0377457
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

400 Poydras St., Suite 1165
New Orleans, LA	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 525-7955

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of March 31, 2013 was $0.

As of January 31, 2014, the registrant had 35,100,011 shares of common stock issued and outstanding.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business.

Our Company

The Staffing Group Ltd., f/k/a Aviana Corp. (the “Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 11, 2012.

Our Corporate History

From inception until August 27, 2013, the Company intended to provide consulting services in EMF (electromagnetic field(s)), Microwave, Electrical and Ionizing detection, shielding and protection in Poland.  On August 27, 2013 (the “Closing”), the Company, Liudmila Yuziuk (the “Seller”), and Joseph Albunio and Brian McLoone (collectively, the “Purchasers”) entered into stock purchase agreements (the “Stock Purchase Agreements”) whereby the Purchasers each purchased from the Seller thirty percent (30%) of the Company’s common stock, par value $0.001 per share, issued and outstanding (the “Shares”). Prior to the Closing of the Stock Purchase Agreements, the Seller was our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, Secretary, sole director, and majority shareholder. At Closing, by a consent to action without meeting by unanimous consent of the stockholders of the Company (the “Stockholders”), the Stockholders accepted the resignation of Ms. Yuziuk and appointed Brian McLoone to serve as the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, and Secretary of the Company. Subsequent to the Closing, the Company ceased its prior business plan.

Letter of Intent with EmployUS

On August 27, 2013, we entered into a non-binding letter of intent (the “EmployUS LOI”) with EmployUS LTD., a Nevada corporation, (“EmployUS”).  Pursuant to the EmployUS LOI, EmployUS and the Company will commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby EmployUS will exchange all of its shares of common stock for shares of the Company’s common stock, which upon the completion of such Definitive Agreement will constitute approximately 100% of EmployUS’ issued and outstanding common stock. Upon completion of such Definitive Agreement, EmployUS will become a wholly-owned subsidiary of the Company.

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work on most major construction, chemical, and maritime projects in the Southeast United States. Brent Callais, the company’s founder, used his relationships as a prominent former politician to quickly expand operations throughout the state of Louisiana. From its single initial project three years ago, EmployUS has aggressively grown to 10 offices in 3 states with more than 150 customers and over 3,000 people employed in 2012. The Company anticipates staffing over 4,000 people by the end of 2013.

Early in 2011, it was determined that to expand outside of Louisiana, EmployUS would need to bring in an Industry Expert to oversee the growth and operations of the company. EmployUS hired Brian Mcloone, an industry executive with over 20 years of staffing experience, as Chief Operating Officer. The company is led by a management team consisting of industry professionals that capitalizes on their team’s extensive business experience, track record of profitable growth and nationwide network of client relationships. EmployUS recruits, hires, employs and manages skilled workers, eliminating the need for the client do so. By eliminating this necessary administrative requirement of identifying and employing skilled workers, the client has the ability to focus on the important task of managing and growing their own business without needing to worry about the company’s labor needs.

The services provided include:

•	Payroll related taxes
•	Workers’ compensation coverage
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers.

To expand the EmployUs’ business, the leadership team employs a professional sales team with a lead generation system that targets new customers and utilizes sources such as permits issued for construction projects. The company plans on an aggressive expansion of their existing business and sales model throughout the United States and internationally. In addition, the company has forged relationships with industry leaders within the safety, training, oil & gas, and risk mitigation sectors. The prospective synergy between these various, interrelated industries and their leaders, we believe, will create growth and increased margins due to the existing pipeline of business and management overlap.

Forward Stock Split, Name Change and Symbol Change

On September 12, 2013, the Company filed a Certificate of Amendment to the Company’ s Articles of Incorporation to change the Company’s name from “Aviana Corp.” to “The Staffing Group Ltd.” and to implement a 6.5 for 1 forward stock split of the Company’s issued and outstanding common stock. It was approved by the Company’s board of directors and a majority of its stockholders. On October 9, 2013, the Company received approval from the Financial Industry Regulatory Authority ("FINRA") clearing a 6.5 for 1 forward stock split of the Company's issued and outstanding common stock. The forward split became effective in the market on October 15, 2013. The record date for the forward split was October 7, 2013.

On October 21, 2013, the Company’s stock symbol changed from "AVIA" to "TSGL." This also marks the effective date that the Company changed its name from Aviana Corp. to The Staffing Group, Ltd.

Employees

As of September 30, 2013, we have no full time employees. Our sole officer and director spends approximately 15 hours per week on Company matters.

Item 1A.  Risk Factors.

This information is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

The Company does not currently own any physical property.  The Company is currently utilizing space provided by the Company’s sole officer free of charge at 400 Poydras St., Suite 1165, New Orleans, LA 70130 for corporate offices.  The Company believes that the current premises are sufficient for the Company’s needs at this time.

The Company currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From August 2013 until October 2013, the Company’s common stock has been listed for quotation on the OTCBB under the symbol “AVIA”. Since October 2013, the Company’s common stock has been listed for quotation on the OTCBB under the symbol “TSGL”

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First quarter ended December 31, 2011	$-	$-
Second quarter ended March 30, 2012	$-	$-
Third quarter ended June 30, 2012	$-	$-
Fourth quarter ended September 30, 2012	$-	$-

Fiscal Year 2013
First quarter ended December 31, 2012	$-	$-
Second quarter ended March 30, 2013	$-	$-
Third quarter ended June 30, 2013	$-	$-
Fourth quarter ended September 30, 2013	$1.0658	$0.3045

Approximate Number of Equity Security Holders

As of September 30, 2013, there were approximately 27 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent the Company from declaring dividends.  The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay the its debts as they become due in the usual course of business; or

2.
The Company’s total assets would be less than the sum of the its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and the Company does not plan to declare any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Common Stock

On June 11, 2012, upon formation, the Company sold 19,703,799 shares of common stock to the founders of the Company for $3,000 in cash.

In August 2012, the Company sold 6,305,216 shares of its common stock for $9,600 in cash.

In September 2012, the Company sold 3,612,763 shares of its common stock for $11,000 in cash.

On August 27, 2013, the Company entered into private placement subscription agreements (the “Agreements”) with four (4) subscribers (the “Subscribers”). Pursuant to the Agreements, the Company sold 4,378,633 shares of the Company’s common stock (the “Securities”) to the Subscribers for $500,000 in aggregate for cash (the “Financing”).

On January 8, 2014, the Company issued 1,000,000 shares of its common stock, par value $0.001 per share, to one investor in exchange for $150,000 in cash. In connection with this sale of common stock the Company issued 100,000 shares of its common stock, par value $0.001 per share, to an consultant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6.      Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal year ended September 30, 2013 and for the periods from June 11, 2012(inception) through September 30, 2013 and 2012. and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

The Staffing Group, Ltd., f/k/a Aviana Corp. (the “Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 11, 2012. From inception until August 27, 2013, the Company intended to provide consulting services in EMF (electromagnetic field(s)), Microwave, Electrical and Ionizing detection, shielding and protection in Poland. On August 27, 2013 (the “Closing”), the Company, Liudmila Yuziuk (the “Seller”), and Joseph Albunio and Brian McLoone (collectively, the “Purchasers”) entered into and stock purchase agreements (the “Stock Purchase Agreements”) whereby the Purchasers each purchased from the Seller thirty percent (30%) of the Company’s common stock, par value $0.001 per share, issued and outstanding (the “Shares”). Prior to the Closing of the Stock Purchase Agreements, the Seller was our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, Secretary, sole director, and majority shareholder. At Closing, by a consent to action without meeting by unanimous consent of the stockholders of the Company (the “Stockholders”), the Stockholders accepted the resignation of Ms. Yuziuk and appointed Brian McLoone to serve as the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, and Secretary of the Company. Subsequent to the Closing, the Company ceased its prior business plan.

Results of Operations

Our net loss for the year ended September 30, 2013 was $528,941.  Our net loss since inception (June 11, 2012) to September 30, 2013 was $530,094. During year ended September 30, 2013, we generated revenues of $2,000.

During the year ended September 30, 2013, we incurred general and administrative expenses and professional fees of $530,911.  From inception (June 11, 2012) to September 30, 2013 we incurred general and administrative expenses and professional fees of $531,948.  General and administrative and professional fee expenses incurred during the Year ended September 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Liquidity and Capital Resources

As of September 30, 2013 our current assets were $2,000 compared to $22,721 in current assets at September 30, 2012. As at September 30, 2013, our current liabilities were $8,494. Current liabilities were comprised of loans from shareholders in the amount of $8,474 and a bank overdraft in the amount of $20. Stockholders’ equity decreased from $22,447 as of September 30, 2012 to stockholders’ deficit of $6,494 as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2013, net cash flows used in operating activities was $332,941. Net cash flows used in operating activities was $332,094 for the period from inception (June 11, 2012) to September 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended September 30, 2013, net cash provided by financing activities was $508,220. For the period from inception (June 11, 2012) to September 30, 2013, net cash provided by financing activities was $532,094 received from proceeds from issuance of common stock and advance from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

On August 27, 2013, the Company entered into private placement subscription agreements (the “Agreements”) with four (4) subscribers (the “Subscribers”). Pursuant to the Agreements, the Company sold 666,667 shares of the Company’s common stock (the “Securities”) to the Subscribers for the aggregate principal amount of $500,000 (the “Financing”).

The foregoing description of the Agreements are qualified in its entirety by reference to such Form of Subscription Agreement, which is filed as Exhibits 10.5, attached hereto and is incorporated herein by reference.

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

Going Concern

We are a Development Stage Company.  The Company’s independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Fair value of note receivable: The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of the obligor of note receivable relative to expected historical or projected future operating results; (ii) significant changes in the obligor’s overall strategy; (iii) significant negative industry in the obligor's industry or economic trends; (iv) increased competitive pressures in obligor's industry; and (vi) regulatory changes.  The Company evaluates the collectability of its note receivable for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Note Receivable

Note receivable is recorded at cost, net of accumulated impairment. Interest income is recorded when collectability is reasonably assured.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2013 and 2012.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended September 30, 2013.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

 We are not required to provide the information required by this Item because we are a smaller reporting company

Item 8.  Financial Statements.

The Staffing Group Ltd.

September 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance sheets at September 30, 2013 and 2012	F-3

Statements of operations for the fiscal year ended September 30, 2013, for the period from June 11, 2012 (inception) through September 30, 2012, and for the period from June 11, 2012 (inception) through September 30, 2013
F-4

Statement of stockholders’ equity (deficit) for the period from June 11, 2012 (inception) through September 30, 2013	F-5

Statements of cash flows for the fiscal year ended September 30, 2013, for the period from June 11, 2012 (inception) through September 30, 2012, and for the period from June 11, 2012 (inception) through September 30, 2013
F-6

Notes to the financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Staffing Group Ltd.
(Formerly Aviana Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheet of The Staffing Group Ltd. (formerly Aviana Corp.) (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended September 30, 2013, for the period from June 11, 2012 (inception) through September 30, 2012, and for the period from June 11, 2012 (inception) through September 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the fiscal year ended September 30, 2013, for the period from June 11, 2012 (inception) through September 30, 2012. and for the period from June 11, 2012 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013 and had a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
February 13, 2014

The Staffing Group Ltd.
(Formerly Aviana Corp.)
(A Development Stage Company)
Balance Sheets

	September 30, 2013	September 30, 2012

Assets
Current Assets
Cash	$-	$22,721
Prepaid expenses	2,000	-

Total current assets	2,000	22,721

Total assets	$2,000	$22,721

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdraft	$20	$-
Advances from stockholder	8,474	274

Total current liabilities	8,494	274

Stockholders' Equity (Deficit)
Common stock par value $0.001: 75,000,000 shares authorized; 34,000,011 and 29,621,378 shares issued and outstanding, respectively	34,000	29,621
Additional paid-in capital	489,600	(6,021)
Deficit accumulated during the development stage	(530,094)	(1,153)

Total stockholders' equity (deficit)	(6,494)	22,447

Total liabilities and stockholders' equity (deficit)	$2,000	$22,721

See accompanying notes to the financial statements.

The Staffing Group Ltd.
(Formerly Aviana Corp.)
(A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Fiscal Year	June 11, 2012	June 11, 2012
	Ended	(inception) through	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue earned during the development stage	$2,000	$-	$2,000

Operating Expenses
Professional fees	29,853	-	29,853
Compensation - former officer	300,000	-	300,000
General and administrative expenses	1,058	1,037	2,095
Impairment of note receivable	200,000	-	200,000

Total operating expenses	530,911	1,037	531,948

Loss from Operations	(528,911)	(1,037)	(529,948)

Other (Income) Expense
Foreign exchange transaction (gain) loss	30	116	146
Interest income	-	-	-

Other (income) expense, net	30	116	146

Loss before Income Tax Provision	(528,941)	(1,153)	(530,094)

Income Tax Provision	-	-	-

Net Loss	$(528,941)	$(1,153)	$(530,094)

Net loss per common share
- Basic and Diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	30,029,467	15,830,479

See accompanying notes to the financial statements.

The Staffing Group Ltd.
(Formerly Aviana Corp.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from June 11, 2012 (inception) through September 30, 2013

	Common stock par value $0.001		Additional Paid-	Deficit Accumulated
	Number of Shares	Amount	in Capital	during the Development Stage	Total Stockholders' Equity (Deficit)

June 11, 2012 ( inception )	-	$-	$-	$-	$-

Issuance of common shares for cash upon formation	19,703,799	19,704	(16,704)		3,000

Issuance of common shares for cash in August 2012	6,305,216	6,305	3,295		9,600

Issuance of common shares for cash in September 2012	3,612,363	3,612	7,388		11,000

Net loss				(1,153)	(1,153)

Balance, September 30, 2012	29,621,378	29,621	(6,021)	(1,153)	22,447

Issuance of common shares for cash on August 27, 2013	4,378,633	4,379	495,621		500,000

Net loss			-	(528,941)	(528,941)

Balance, September 30, 2013	34,000,011	$34,000	$489,600	$(530,094)	$(6,494)

See accompanying notes to the financial statements.

The Staffing Group Ltd.
(Formerly Aviana Corp.)
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Fiscal Year	June 11, 2012	June 11, 2012
	Ended	(inception) through	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Cash Flows from Operating Activities
Net loss	$(528,941)	$(1,153)	$(530,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Impairment of note receivable	200,000	-	200,000
Prepaid expenses	(2,000)	-	(2,000)

Net Cash Used in Operating Activities	(330,941)	(1,153)	(332,094)

Cash Flows from Investing Activities
Note receivable	(200,000)	-	(200,000)

Net Cash Used in Investing Activities	(200,000)	-	(200,000)

Cash Flows from Financing Activities
Bank overdraft	20	-	20
Advances from stockholder	8,200	274	8,474
Proceeds from sale of common shares	500,000	23,600	523,600

Net Cash Provided by Financing Activities	508,220	23,874	532,094

Net Change in Cash	(22,721)	22,721	-

Cash - beginning of period	22,721	-	-

Cash - end of period	$-	$22,721	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

The Staffing Group Ltd.
(Formerly Aviana Corp.)
(A Development Stage Company)
September 30, 2013 and 2012
Notes to the Financial Statements

Note 1 - Organization and Operations

The Staffing Group Ltd. (Formerly Aviana Corp.)

 Aviana, Corp. (“Aviana”) was incorporated on June 11, 2012 under the laws of the State of Nevada.  Aviana originally engaged in consulting services in EMF (electromagnetic field(s)), Microwave, Electrical and Ionizing detection, shielding and protection in Poland prior to change in control.

Change in Control and Scope of Business

On August 27, 2013, Liudmila Yuziuk (the “Seller”), and Joseph Albunio and Brian McLoone (collectively, the “Purchasers”) entered into stock purchase agreements (the “Stock Purchase Agreements”) whereby the Purchasers each purchased from the Seller, thirty percent (30%) of the issued and outstanding shares of the company’s common stock, par value $0.001 per share. Prior to the Closing of the Stock Purchase Agreements, the Seller was the company's sole officer, director, and majority stockholder.

Upon the change in control, the new management of the Company undertook efforts to identify additional commercial opportunities for the Company, and decided to engage in turnkey staffing services.

Certificate of Amendment to the Company’s Articles of Incorporation

On September 12, 2013, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (i) to change the company’s name from “Aviana Corp.” to “The Staffing Group Ltd.” (the “Company”) and (ii) to implement a 6.567933 for 1 forward stock split of the Company’s then issued and outstanding common stock.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Fiscal Year-End

The Company elected September 30th as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Fair value of note receivable: The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of the obligor of note receivable relative to expected historical or projected future operating results; (ii) significant changes in the obligor’s overall strategy; (iii) significant negative industry in the obligor's industry or economic trends; (iv) increased competitive pressures in obligor's industry; and (vi) regulatory changes.  The Company evaluates the collectability of its note receivable for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company’s note receivable approximates the fair value of such instrument based upon management’s best estimate of interest rate that would be available to the Company for similar financial arrangement at September 30, 2013.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Note Receivable

Note receivable is recorded at cost, net of accumulated impairment. Interest income is recorded when collectability is reasonably assured.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2013 or 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Note Receivable

On August 27, 2013, the Company advanced $200,000 for a potential acquisition target’s working capital purposes. This advance was memorialized as a note receivable with simple interest at 6% per annum with principal and interest due on demand.

Impairment

On September 30, 2013, the Company completed its annual impairment test of its note receivable and determined that there was an impairment of $200,000, based on current information and events that the collectability of the note was not reasonably assured.

Interest Income

The Company did not record interest income since the collectability of the note was not reasonably assured.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) of which Seventy Five Million (75,000,000) shall be Common Stock, par value $0.001 per share.

Common Stock

On June 11, 2012, upon formation, the Company sold 19,703,799 shares of common stock to the founders of the Company for $3,000 in cash.

In August 2012, the Company sold 6,305,216 shares of its common stock for $9,600 in cash.

In September 2012, the Company sold 3,612,363 shares of its common stock for $11,000 in cash.

On August 27, 2013, the Company entered into private placement subscription agreements (the “Agreements”) with four (4) subscribers (the “Subscribers”). Pursuant to the Agreements, the Company sold 4,378,633 shares of the Company’s common stock (the “Securities”) to the Subscribers for $500,000 in aggregate for cash (the “Financing”).

Amendment to the Certificate of Incorporation Affecting Shares Issued and Outstanding

On September 12, 2013, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (i) to change the Company’s name from “Aviana Corp.” to “The Staffing Group Ltd.” and (ii) to implement a 6.567933 for 1 forward stock split of the Company’s then issued and outstanding common stock.

All share and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Liudmila Yuziuk	Former Chairman, CEO, significant stockholder and director

Brian McLoone	Chairman, CEO, significant stockholder and director

Free Office Space

The Company has been provided office space by its former Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Former Majority Stockholder, Director and Chief Executive Officer

From time to time, the former majority stockholder, director and chief executive officer of the Company advanced funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

On June 11, 2012, the former majority stockholder, director and chief executive officer of the Company advanced $274 to the Company to pay for incorporation expenses.

For the fiscal year ended September 30, 2013, the former majority stockholder, director and chief executive officer of the Company advanced $8,200 in aggregate to the Company for its working capital purpose.

Note 7 – Income Tax Provision

Deferred Tax Assets

At September 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $330,094, net of impairment of note receivable of $200,000 that may be offset against future taxable income through 2033.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $112,232 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $111,840 and $392 for the fiscal year ended September 30, 2013 and for the period from June 11, 2012 (inception) through September 30, 2013, respectively.

Components of deferred tax assets are as follows:

	September 30, 2013	September 30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$112,232	$392

Less valuation allowance	(112,232)	(392)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended September 30, 2013	For the period from June 11, 2012 (inception) through September 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

Entry into and Termination of a Material Definitive Agreement

On August 27, 2013, the Company entered into a binding letter of intent (the “TSG LOI”) with The Safety Group Ltd. (“TSG”).  Pursuant to the TSG LOI, TSG and the Company were to commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby TSG will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock, which upon the completion of such Definitive Agreement will constitute 100% of TSG’s issued and outstanding common stock. Upon completion of such Definitive Agreement, TSG would become a wholly-owned subsidiary of the Company.

Pursuant to Section 6 of the TSG LOI, either party could terminate the TSG LOI after 5:00 p.m. Eastern Time on December 31, 2013 if a definitive agreement is not executed and delivered by the parties prior to such time. Subsequent to December 31, 2013, the Company notified TSG that it was terminating the TSG LOI. Accordingly, the Company is no longer bound by the TSG LOI and will not enter into such share exchange agreement.

Sale of Common Stock

On January 8, 2014, the Company issued 1,000,000 shares of its common stock, par value $0.001 per share, to one investor in exchange for $150,000 in cash. In connection with this sale of common stock the Company issued 100,000 shares of its common stock, par value $0.001 per share, to a consultant.

Entry into a Material Definitive Agreement

On January 22, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUS Ltd., a Nevada corporation (“EmployUS”), all of the stockholders of EmployUS (the “EmployUS Shareholders”), and the Company’s controlling stockholders pursuant to which, upon closing, the Company will acquire all of the issued and outstanding shares of EmployUS in exchange for the issuance of 9,351,900 shares of the Company’s common stock to the EmployUS Shareholders (the “Share Exchange”).  The shares to be issued to the EmployUS Shareholders in the Share Exchange constitute approximately 26.7% of the issued and outstanding shares of common stock immediately after the consummation of the Share Exchange.  In connection with the transaction and the termination of the TSG LOI, Mr. Joseph Albunio has agreed to cancel, 9,351,900 shares of the Company’s common stock upon closing of the Share Exchange.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1)           Previous Independent Registered Public Accounting Firm

On November 14, 2013, Ronald R. Chadwick, P.C. (“Chadwick”), a registered public accounting firm, resigned as our independent registered public accounting firm. On the same date, the Board of Directors of the Company approved the resignation.

Chadwick was the independent registered public accounting firm for the Company from June 12, 2010 until November 14, 2013. The report of Chadwick dated October 30, 2012 on the Company’s balance sheet as of September 30, 2012, and the related statement of operations, shareholders’ deficit and cash flows for the year ended September 30, 2012, and from June 11, 2012 (inception) through September 30, 2012 did not (a) contain an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contain any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Donahue, would have caused it to make reference to the subject matter of the disagreements in connection with its reports, except that both such reports raised substantial doubts on the Company’s ability to continue as a going concern. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Chadwick served as the Company’s independent registered public accounting firm.

During the fiscal year ended September 30, 2012 and through Chadwick’s resignation on November 14, 2013, there were (1) no disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

(2)           New Independent Registered Public Accounting Firm

On January 28, 2014 the Board of Directors of The Staffing Group Ltd. (the "Company") engaged Li and Company, PC (“LICO”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately.  During the most recent fiscal year ended September 30, 2012, and any subsequent period through the date hereof prior to the engagement of LICO, neither the Company, nor someone on its behalf, has consulted LICO regarding:

(i)	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.
The Company does not have written documentation of its internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to the Company.  Management evaluated the impact of its failure to have written documentation of its internal controls and procedures on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.
The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control.  Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.
The Company has had, and continues to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls, a misapplication or override of controls, or the lack of any board member with financial expertise.  Management evaluated the impact of the significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise and/or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our disclosure controls and procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2014 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

NAME	AGE	POSITION

Brian McLoone	42	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, Secretary and Sole Director

Luidmila Yuziuk	51	Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Brian McLoone brings over 20 years’ experience owning and operating various staffing companies. Most recently, Mr. McLoone served as the Vice President of Operations for Workers Temporary Staffing (2002 – 2010). Mr. McLoone managed 36 locations that were responsible for over $40,000,000 in annual Revenue. These locations collectively put over 20,000 people to work on an annual basis. Mr. McLoone was responsible for negotiating the terms on workers compensation and all other insurance policies. Additionally Mr. McLoone was involved in the securing of funding with different banking and financial institutions. He managed a staff of over 100 employees and was directly responsible for the day to day operations of the company as well as overseeing the risk management department. He negotiated all contract for both clients and vendors. Prior to this, Mr. McLoone was a partial owner of Advantage Leasing and Staffing (1999 – 2002). He was the vice President of Operations responsible for hiring, contract negotiations, risk management as well as determining the expansion plan for future growth of the company. Prior to starting Advantage Leasing and Staffing, Mr. McLoone spent time working as both a manager and district manager in the staffing field in both Florida and North Carolina (1991 – 1999). Brian started working in the staffing industry while attending Florida State University where he earned a Bachelor’s of Science degree.

Mr. McLoone’s qualifications to serve on our board of directors include his management experience.

Liudmila Yuziuk has was our President, Treasurer, Secretary and sole Director from our incorporation on June 11, 2012 until August 27, 2013. Ms. Yuziuk obtained a Bachelor’s degree in Electrical Engineering from the Kharkiv National University of Radio Electronics in Kharkiv, Ukraine in 1989. After graduation Ms. Yuziuk has been working for various engineering companies in Ukraine (The Kharkiv Plant Elektropobutprybor, 1989-1993), Tajikistan (UniTex Pol, 1993-1995) and Poland (Polskie Górnictwo Naftowe i Gazownictwo SA, 1995-2001). Since 2001, she has been self-employed in the general area of engineering and consulted various Polish and European engineering companies. Her consulting services included, but were not limited to, provision of the electrical design, technical analysis and /or resolution of engineering problems; application of the design knowledge in power distribution, grounding, lighting, control systems, and equipment specification and selection; creation of the electrical drawings and specifications; measurement and mitigation of  the magnetic fields and the electrical fields, preparation of the assessment surveys, electromagnetic interference investigations and electromagnetic fields consulting services. In 2006, Ms. Yuziuk opened her own company Elektro-Energetyczny Projekt Sp. z o.o., specializing in distribution of a complete range of optical sensors, signal conditioners and accessories for temperature monitoring in electromagnetic and harsh environments with the presence of EMI, RFI, MRI.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only one officers and directors, the Company believes that a code of ethics would have limited utility.  The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more directors, officers, and employees.

Director Independence

Pursuant to Rule 5605 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that the Company does not have any independent directors.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of one director. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Board of Directors and Director Nominees

Since our board of directors has no independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 10 days prior to the next annual board meeting at which a slate of director nominees is adopted, the board of directors will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board of directors, as well as a list of references.

The board of directors identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, the board of directors reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the board of directors believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended September 30, 2013, and 2012 in all capacities for the accounts of our executives.

Name and					Option
principal				Stock	awards	All Other	Total
position	Year	Salary($)	Bonus($)	Award(s)($)	($)	Compensation($)	($)

Brian McLoone,	2013	-	-	-	-	-	-
President, CEO, CFO, Treasurer, Chief Accounting Officer and Secretary(1)	2012	-	-	-	-	-	-
Luidmila Yuziuk,	2013	300,000	-	-	-	-	300,000
Former President, CEO, CFO, Treasurer, Chief Accounting Officer and Secretary(2)	2012	-	-	-	-	-	-

(1)	On August 27, 2013, Mr. McLoone was appointed as the Company’s sole officer and director.
(2)	On August 27, 2013, Ms. Yuziuk resigned from all of her positions with the Company.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

The Company has not entered into any employment agreements with any of its officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 10, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 10, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 10, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 400 Poydras St., Suite 1165, New Orleans, LA 70130.

	Amount and
	Nature of
	Beneficial		Percent
	Ownership of		of
	Common		Common
Name of Beneficial Owner and Address	Stock		Stock (1)
5% Shareholders(2)
Joseph Albunio	9,851,896		28.98%
Directors and Executive Officers
Brian McLoone	9,851,896	(2)	28.98%
All directors and officers as a group (1 people)	9,851,896	(2)	28.98%

(1)	As of January 31, 2014, there are 35,100,011 shares issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Our sole officer and director, Brian McLoone holds more than 5% of the outstanding shares of our common stock. Mr. McLoone’s holdings are disclosed in the “Directors and Executive Officers” section of the Beneficial Ownership Table.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since June 11, 2012 (inception):

On July 19, 2012, the Company sold 19,703,799 shares of common stock for $3,000 in cash to its director.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of year ended September 30, 2013, a former director had loaned $8,474 to the Company to pay for incorporation and operating expenses. This loan is non-interest bearing, due upon demand and unsecured.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the rule listed above, the Board determined that the Company does not have any independent directors.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

The total fees charged to the Company for audit services were $5,500, for audit-related services were $0, for tax services were $0, and for other services were $0 during the year ended September 30, 2013.

The total fees charged to the Company for audit services were $0, for audit-related services were $0, for tax services were $0, and for other services were $0 during the year ended September 30, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit
Number	Exhibit Title	Filing Method

3.1(i)	Articles of Incorporation dated June 11, 2012	Incorporated by Reference

3.1(ii)	Certificate of Amendment to Articles of Incorporation dated September 12, 2013	Filed herewith

3.2	Bylaws. (1)	Incorporated by Reference

10.1	Consulting Services Agreement. (1)	Incorporated by Reference

10.2	EmployUS LOI dated August 27, 2013. (2)	Incorporated by Reference

10.3	Stock Purchase Agreement dated August 27, 2013 by and between the Company, Liudmila Yuziuk and Joseph Albunio. (2)	Incorporated by Reference

10.4	Stock Purchase Agreement dated August 27, 2013 by and between the Company, Liudmila Yuziuk and Brian McLoone. (2)	Incorporated by Reference

10.5	Form of Subscription Agreement (2)	Incorporated by Reference

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the exhibit in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 21, 2012.
(2)	Incorporated by reference to the exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STAFFING GROUP, LTD.

Dated: February 13, 2014	By:	/s/ Brian McLoone
Brian McLoone
Duly Authorized Officer, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Brian McLoone	President, Chief Executive Officer,	February 13, 2014
Brian McLoone	Chief Financial Officer, Treasurer, Chief Accounting Officer, Secretary, and Sole Director(Principal Executive Officer and Principal Financial and Accounting Officer)

