Form 10-Q
period 2013-12-31
Staffing Group, Ltd.
filed 2014-02-19
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-185083

THE STAFFING GROUP LTD.

(Exact name of registrant as specified in its charter)

Nevada	7363	99-0377457
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

400 Poydras Street, Suite 1165

New Orleans, LA 70130

(Address of principal executive offices)

(504) 525-7955

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 19, 2014
Common Stock, $0.001	35,100,011

THE STAFFING GROUP LTD.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

The Staffing Group Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)

Assets
Current Assets
Cash	$-	$-
Prepaid expenses	-	2,000

Total current assets	-	2,000

Total assets	$-	$2,000

Liabilities and Stockholders' Deficit
Current Liabilities
Bank overdraft	$-	$20
Accrued expenses	563	-
Advances from stockholder	8,609	8,474

Total current liabilities	9,172	8,494

Stockholders' Deficit
Common stock par value $0.001: 75,000,000 shares authorized; 34,000,011 shares issued and outstanding	34,000	34,000
Additional paid-in capital	489,600	489,600
Deficit accumulated during the development stage	(532,772)	(530,094)

Total stockholders' deficit	(9,172)	(6,494)

Total liabilities and stockholders' deficit	$-	$2,000

See accompanying notes to the financial statements.

The Staffing Group Ltd.

(A Development Stage Company)

Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	June 11, 2012
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$2,000	$2,000

Operating Expenses
Professional fees	2,563	4,750	32,416
Compensation - former officer	-	-	300,000
General and administrative expenses	115	414	2,210
Impairment of note receivable	-	-	200,000

Total operating expenses	2,678	5,164	534,626

Loss from Operations	(2,678)	(3,164)	(532,626)

Other (Income) Expense
Foreign exchange transaction (gain) loss	-	30	146

Other (income) expense, net	-	30	146

Loss before Income Tax Provision	(2,678)	(3,194)	(532,772)

Income Tax Provision	-	-	-

Net Loss	$(2,678)	$(3,194)	$(532,772)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	34,000,011	29,621,378

See accompanying notes to the financial statements.

The Staffing Group Ltd.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the period from June 11, 2012 (inception) through December 31, 2013

(Unaudited)

	Common stock par value $0.001			Deficit Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	during the Development Stage	Total Stockholders' Equity (Deficit)

June 11, 2012 ( inception )	-	$-	$-	$-	$-

Issuance of common shares for cash upon formation	19,703,799	19,704	(16,704)		3,000

Issuance of common shares for cash in August 2012	6,305,216	6,305	3,295		9,600

Issuance of common shares for cash in September 2012	3,612,363	3,612	7,388		11,000

Net loss				(1,153)	(1,153)

Balance, September 30, 2012	29,621,378	29,621	(6,021)	(1,153)	22,447

Issuance of common shares for cash on August 27, 2013	4,378,633	4,379	495,621		500,000

Net loss			-	(528,941)	(528,941)

Balance, September 30, 2013	34,000,011	34,000	489,600	(530,094)	(6,494)

Net loss			-	(2,678)	(2,678)

Balance, December 31, 2013	34,000,011	$34,000	$489,600	$(532,772)	$(9,172)

See accompanying notes to the financial statements.

The Staffing Group Ltd.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	June 11, 2012
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(2,678)	$(3,194)	$(532,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Impairment of note receivable	-	-	200,000
Prepaid expenses	2,000	-	-
Accrued expenses	563	-	563

Net Cash Used in Operating Activities	(115)	(3,194)	(332,209)

Cash Flows from Investing Activities
Note receivable	-	-	(200,000)

Net Cash Used in Investing Activities	-	-	(200,000)

Cash Flows from Financing Activities
Bank overdraft	(20)	-	-
Advances from stockholder	135	-	8,609
Proceeds from sale of common shares	-	-	523,600

Net Cash Provided by Financing Activities	115	-	532,209

Net Change in Cash	-	(3,194)	-

Cash - beginning of period	-	22,721	-

Cash - end of period	$-	$19,527	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

The Staffing Group Ltd.

(A Development Stage Company)

December 31, 2013 and 2012

Notes to the Financial Statements

(Unaudited)

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2013 and notes thereto contained in the information filed as part of the Company’s annual report on form 10-K filed on the Edgar system on February 14, 2014.

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

(ii) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended September 30, 2013, the former majority stockholder, director and chief executive officer of the Company advanced $8,200 in aggregate to the Company for its working capital purpose.

During the reporting ended December 31, 2013, the former majority stockholder, director and chief executive officer of the Company advanced $135 to the Company for its working capital purpose.

Note 7 – Subsequent Events

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

Entry into and Consummation of Material Definitive Agreement

On January 22, 2014, the Company entered into the Exchange Agreement with EmployUS which agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

•	Each share of EmployUS’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 13,153,800 shares of the Company’s common stock.
•

Three of our shareholders agreed to cancel the following shares:

(i)       Joseph Albunio agreed to cancel 8,386,413 shares of his common stock. After the cancellation he owns 500,000 shares of our common stock.

(ii)      Brian McLoone agreed to cancel 2,836,413 shares of his common stock. After the cancellation he owns 6,050,000 shares of our common stock.

(iii)     Luidmila Yuziuk agreed to cancel 1,930,974 shares of her common stock. After the cancellation, she does not own any shares of our common stock.

After the closing of the Exchange Agreement, the capitalization of the Company is as follows:

Shareholder	# of Shares Owned	Percentage Ownership
Broadsmoore Group	7,103,800	20.24%
BD Callais	6,050,000	17.24%
Brian McLoone	6,050,000	17.24%
Joseph Albunio	500,000	1.42%
Iroquois Master Fund	1,883,309	5.37%
Float Shares	13,512,902	38.49%
Total Outstanding	35,100,011

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were originally incorporated under the laws of the State of Nevada on June 11, 2012 under the name Aviana, Corp. Our registration statement was declared effective on January 23, 2013. Our original business was a Poland based corporation that operates a consulting business in EMF (electromagnetic fields), Microwave, Electrical and Ionizing detection, shielding and protection in Poland. We were unsuccessful in operating our business and on August 27, 2013 we entered into a binding letter of intent with EmployUS. It was in connection with that letter of intent that our prior officer and director, Liudmila Yuziuk, resigned and we appointed Mr. Brian McLoone as our sole officer and director. In addition, we changed our name to The Staffing Group, Ltd to better represent our new business operations.

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work on most major construction, chemical, and maritime projects in the Southeast United States. Brent Callais, the company’s founder, used his relationships as a prominent former politician to quickly expand operations throughout the state of Louisiana. From its single initial project three years ago, EmployUS has grown to 10 offices in 3 states with more than 150 customers and we have provided staffing needs of over 3,000 people to our 150 customers.

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

RESULTS OF OPERATION

Our net loss for the three months ended December 31, 2013 was $2,678.  Our net loss since inception (June 11, 2012) to December 31, 2013 was $532,772. During the first three months ended December 31, 2013, we did not generate any revenues.

During the three months ended December 31, 2013, we incurred general and administrative expenses and professional fees of $2,678.  From inception (June 11, 2012) to December 31, 2013 we incurred general and administrative expenses and professional fees of $34,626.  General and administrative and professional fee expenses incurred during the three months ended December 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Liquidity and Capital Resources

Now that we have closed on the reverse merger with EmployUs, please see our disclosure on Liquidity and Capital Resources as disclosed in the Current Report on Form 8-K filed on February 14, 2013. Such information is incorporated by reference herein.

2014-2015 Outlook

EmployUS LTD has grown organically from one location in the beginning of 2011 to ten locations by the end of 2013 with sales exceeding $15,000,000. The 2014 – 2015 growth plan is going to be a three tiered approach. The first tier involves growing the volume of our current locations. The expectation is that we should collectively increase the sales by 20% from our existing locations. Tier two involves organic expansion. By maximizing the current relationships with our existing customers, EmployUS LTD intends to open three additional locations by the end of 2014 and then 3 additional locations in 2015. The final tier will be growth through acquisition. Due to increased regulations, rising state unemployment rates that are required to be paid by businesses, rising workers compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition. EmployUS intends to pursue possibly acquiring one or two small staffing companies each year.

In order to successfully complete our 2014-2015 outlook, we anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

The audited consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of EmployUS for the periods presented. The results of operations for the years ended December 30, 2012 are not necessarily indicative of operating results expected for future periods.

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The consolidated financial statements include the accounts of our one operating subsidiary.  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long lived assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue Recognition

Contract staffing service revenues are recognized when services are rendered. The Company recognizes revenue in accordance Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonable assured; and (iv) services have been rendered.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and Equipment

Repairs and maintenance are expensed, while additions and betterments are capitalized.  The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

Fair Value Measurements

We measure our financial assets and liabilities in accordance with U.S. GAAP. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such debt.  These tiers include:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

Our financial instruments include cash, trade receivables and debt. The carrying amounts of cash and trade receivables approximate fair value due to their short maturities.  We believe that our indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Research and development

Research and software development costs are expensed as incurred.

Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management’s evaluations, no impairment charge was deemed necessary at September 30, 2013 and December 31, 2012. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management’s assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in our estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

Entry into and Consummation of Material Definitive Agreement

On January 22, 2014, the Company entered into the Exchange Agreement with EmployUS which agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

●	Each share of EmployUS’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 13,153,800 shares of the Company’s common stock.
●

Three of our shareholders agreed to cancel the following shares:

(i)       Joseph Albunio agreed to cancel 8,386,413 shares of his common stock. After the cancellation he owns 500,000 shares of our common stock.

(ii)      Brian McLoone agreed to cancel 2,836,413 shares of his common stock. After the cancellation he owns 6,050,000 shares of our common stock.

(iii)     Luidmila Yuziuk agreed to cancel 1,930,974 shares of her common stock. After the cancellation, she does not own any shares of our common stock.

After the closing of the Exchange Agreement, the capitalization of the Company is as follows:

Shareholder	# of Shares Owned	Percentage Ownership
Broadsmoore Group	7,103,800	20.24%
BD Callais	6,050,000	17.24%
Brian McLoone	6,050,000	17.24%
Joseph Albunio	500,000	1.42%
Iroquois Master Fund	1,883,309	5.37%
Float Shares	13,512,902	38.49%
Total Outstanding	35,100,011

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Staffing Group Ltd.

Dated: February 19, 2014	By: /s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

