Form 10-Q
period 2014-03-31
Staffing Group, Ltd.
filed 2014-05-20
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2014

Common Stock, $0.001	37,193,345

THE STAFFING GROUP LTD.

Form 10-Q

The Staffing Group, Ltd. and Subsidiary

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2014 And 2013

The Staffing Group, Ltd. and Subsidiary

The Staffing Group Ltd., and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,365	$2,757
Accounts receivable, net	1,908,051	1,730,365
Deferred financing costs, net	3,151	9,315
Prepaid expenses and other current assets	43,673	37,614
Deferred tax asset	44,082	43,729
Total Current Assets	2,045,322	1,823,780

Property and equipment, net	28,822	30,997
Security deposits	31,355	30,530

TOTAL ASSETS	$2,105,499	$1,885,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$581,999	$296,327
Line of credit	1,279,483	1,463,370
Convertible notes payable	60,000	60,000
Income tax payable	10,049	9,744
Payroll and related liabilities	200,928	400,928
Total Current Liabilities	2,132,459	2,230,369

Long term portion of payroll related liabilities	599,334	426,579
Due to stockholder	457,805	447,629

TOTAL LIABILITIES	3,189,598	3,104,577

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued
and outstanding.	-	-
Common stock par value $0.001: 75,000,000 shares authorized;
35,700,011 and 34,000,011 shares issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively	35,700	34,000
Additional paid-in capital	983,224	744,924
Accumulated deficit	(2,103,023)	(1,998,194)
TOTAL STOCKHOLDERS' DEFICIT	(1,084,099)	(1,219,270)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,105,499	$1,885,307

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013

NET REVENUES
Contract staffing services	$5,718,321	$2,331,445

COST OF SERVICES
	5,014,135	1,902,578

GROSS PROFIT	704,186	428,867

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	344,885	280,346
General and administrative expenses	418,244	153,057
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	763,129	433,403

LOSS FROM OPERATIONS	(58,943)	(4,536)

OTHER (EXPENSE) INCOME
Interest expense	(31,636)	(47,963)
Other (expense) income	(14,297)	41,885
TOTAL OTHER (EXPENSE) INCOME	(45,933)	(6,078)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(104,876)	(10,614)

Benefit from income taxes	48	-

NET LOSS	$(104,828)	$(10,614)

NET LOSS PER COMMON SHARE
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	35,075,567	4,510,011

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,828)	$(10,614)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,175	1,903
Interest and fees on line of credit	88,400	58,490
Amortization of deferred financing costs	6,164	-
Accrued interest on stockholder advances	9,307	-
Deferred tax asset	(353)	-
Changes in operating assets and liabilities:
Accounts receivable	(177,686)	243,534
Prepaid expenses and other current assets	(6,059)	(4,466)
Security deposits	(825)	-
Accounts payable and accrued expenses	285,976	(81,830)
Payroll and related liabilities	(27,245)	(27,187)

NET CASH PROVIDED BY OPERATING ACTIVITIES	75,026	179,830

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	(272,287)	(265,313)
Proceeds from stockholders advances	869	4,541
Proceeds from sale of common stock	240,000	-

NET CASH USED IN FINANCING ACTIVITIES	(31,418)	(260,772)

Net increase (decrease) in cash and cash equivalents	43,608	(80,942)

Cash and cash equivalents, beginning of period	2,757	196,394

Cash and cash equivalents, end of period	$46,365	$115,452

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for taxes	$165	$4,890

NON-CASH ACTIVITIES

Common stock issued in connection with reverse merger	$100	$-
TSGL net loss on date of reverse merger converted to APIC	$45,619	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project three years ago, EmployUS, has grown to ten offices in three states, with more than 150 customers and over 3,000 people employed as of March 31, 2014.

Effective July 1, 2013, EmployUS, changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the new name of EmployUS is EmployUS, Ltd. (“EmployUS, Ltd.”) The total number of authorized shares of common stock is 200,000,000 having a par value of $0.001 per share. The two members of EmployUS, each owning 50%, received 15,000,000 shares of EmployUS Ltd.’s common stock. Since EmployUS, LLC and EmployUS, Ltd. had common ownership, the initial basis of the assets and liabilities recorded by EmployUS, Ltd. were the historical carrying value of these assets and liabilities of EmployUS. LLC. EmployUS, Ltd. has also retroactively reflected the issuance of the shares of common stock to the members of EmployUS, LLC as if the transaction occurred on January 1, 2013.

On January 22, 2014, The Staffing Group, Ltd. (“The Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUs, Ltd., all of the stockholders of EmployUS, Ltd. (the “EmployUS, Ltd. Shareholders”), and The Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

Each share of EmployUS Ltd.’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 13,153,800 shares of the Company’s common stock.

Three of Company’s stockholders agreed to cancel the following shares:

(i)	Joseph Albunio agreed to cancel 8,386,413 shares of his common stock. After the cancellation he owns 500,000 shares of the Company’s common stock.
(ii)	Brian McLoone agreed to cancel 2,836,413 shares of his common stock. After the cancellation he owns 6,050,000 shares of the Company’s common stock.
(iii)	Luidmila Yuziuk agreed to cancel 1,930,972 shares of her common stock. After the cancellation, she does not own any shares of the Company’s common stock.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The purposes of the transactions described above were to complete a reverse merger with the result being that EmployUS, Ltd., became a wholly-owned subsidiary of The Staffing Group, Ltd.  The Staffing Group, Ltd’s business operations will now focus on the business of EmployUS, Ltd.

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd. and 6,050,000 shares held by Brian McLoone, EmployUS Ltd’s chairman and a stockholder of the Safety Group Ltd, but not a stockholder of EmployUS Ltd prior to the merger. As a result, The Company’s pre-merger stockholders including Brian McLoone hold approximately 62.52% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, Ltd. hold approximately 37.48%.

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company ceased its prior operations and became engaged in the business of EmployUS, Ltd. As The Company was formerly a shell company, no pro forma disclosures are required. The Exchange Agreement is being accounted for as a reverse merger and recapitalization and EmployUS, Ltd. is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company will therefore, take on EmployUS, Ltd.’s operating history. In connection with the reverse merger, Brian Mcloone, CEO of EmployUS, Ltd., became a director of the Company due to his expertise and experience.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 8-K filed on May 8, 2014 for the year ended December 31, 2013.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long-lived assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Reclassifications

Certain prior period amounts were reclassified to conform with the current period presentation.

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

Contract staffing service revenues are recognized when services are rendered. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been rendered.

Cost of Contract Staffing Services

The cost of contract staffing services includes the wages, related payroll taxes, and employee benefits of the Company’s employees while they work on contract assignments for the period in which the related revenue is recognized.

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

For the three months ended March 31, 2014, Customer A accounted for 41.7% of the Company’s net revenue. Customer A’s accounts receivable was 20.7% of the Company’s total accounts receivable as of March 31, 2014 and 27% of the Company’s accounts receivable as of December 31, 2013. Customer B accounted for approximately 11.1% of the Company’s net revenue for the three months ended March 31, 2013. Customer C accounted for approximately 10.4% of the Company’s net revenue for the three months ended March 31, 2013. Customer D accounted for 12.5% of the Company’s accounts receivable as of March 31, 2014.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $235,885 and $235,885 was considered necessary as of March 31, 2014 and December 31, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Note 2 - Summary of Significant Accounting Policies (continued)

Advertising

The Company charges advertising costs to expense as incurred. Advertising costs were $3,863 and $361 for the three months ending March 31, 2014 and 2013, respectively.

Note 3 - Liquidity and Capital Resources

As of March 31, 2014, the Company had a stockholders’ deficit of $1,084,099. For the three months ended March 31, 2014 and 2013, the Company had a net loss of $104,828 and $10,614, respectively. At March 31, 2014, the Company had a working capital deficit of $87,137 compared to $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company is currently delinquent with past due payroll tax liabilities from 2010 and 2011 however, since late 2011 the Company has been remitting payroll taxes in accordance with the Internal Revenue Service payment plan on a current basis. The Company cannot assure you that it will be able to continue to generate income from operations on a sustainable basis, as the Company continues to expand its infrastructure and further develop its marketing efforts.

Although the Company can provide no assurances, it believes its cash on hand, and anticipated cash flow from operations, will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months, as a result of new and substantial contracts entered into in 2013 that will be affecting the Company’s revenues during 2014. In the event the Company continues to experience liquidity and capital resources constraints because of continuing operating losses, greater than anticipated sales growth or otherwise, the Company may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 4 - Line of Credit

In October 2011, the Company entered into an account purchase agreement with Crestmark Bank (“Crestmark”) to provide working capital financing. The account purchase agreement allows Crestmark to advance the Company funds on eligible accounts receivable at its sole discretion. The term of the facility is three years with an interest rate equal to the Prime Rate plus 2.75% per annum (6% floor), a maintenance fee of 0.6% per month of the average monthly loan balance, and a facility fee equal to 1% of the maximum loan amount. The line is secured by collateral consisting of all of the Company’s assets and is also personally guaranteed by Brent Callais, a director of the Company. The Company is currently compliant with all covenants. The balance due to Crestmark as of March 31, 2014 and December 31, 2013 was $1,279,483 and $1,463,370 respectively. Interest and fees paid to Crestmark for the three months ended March 31, 2014 and 2013 was $88,400 and $58,490, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the three months ended March 31:

	2014	2013
Interest	$25,488	$15,951
Fees	62,912	42,538
Total	$88,400	$58,489

Note 5 - Convertible Notes Payable

On May 13, 2013, the Company issued three separate $20,000 secured convertible promissory notes. The maturity date of the convertible promissory notes is May 13, 2014, and they bear interest at a rate of 10% per annum. The notes are secured by collateral consisting of all tangible and intangible assets of the Company and are subordinate to the line of credit. Once the Company changed its corporate status from a limited liability company to a “C” corporation on July 1, 2013, the secured convertible promissory notes and any accrued interest became convertible at the option of the holder into shares of the Company’s common stock, with the conversion rate being 75% of the consideration per share paid by the investors in the next Qualified Financing arrangement. The principal portion of the convertible promissory notes cannot be prepaid prior to the maturity date, though any accrued interest can be paid in cash or by conversion into shares of the Company’s common stock.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the convertible promissory notes are considered to have a beneficial conversion feature as the effective conversion price will be less than the lowest paid price by others investors in a future qualified financing, which is defined as a private placement offering of the Company’s securities to be completed after the consummation of any transaction affecting the structure of the Company, and before the maturity date of May 13, 2014.

In addition, in accordance with ASC 815 the conversion feature is considered to be a derivative instrument as the conversion price can be lowered if the Company issues securities at a lower price in a future qualified financing, as defined. As the qualified offering has yet to occur, an assessment of the fair value of the contingent conversion feature cannot be measured as of date of issuance of the secured convertible notes.

As of March 31, 2014, the Company accrued interest on the convertible promissory notes in the amount of $5,300.

On May 13, 2014, the Company entered into amendments with the holders of the three secured convertible promissory notes that would convert all of the outstanding principal and accrued interest into common stock of the Company at a per share price of $0.225, which is 75% of the consideration per share paid by the investors in the most recent stock sale, which was $0.30 per share. Pursuant to the amendment, all three note holders chose to convert their notes in full into 293,334 shares of common stock in the aggregate.

Note 6 - Due to Stockholder

Amounts due to a stockholder of the Company of $457,805 and $447,629 as of March 31, 2014 and December 31, 2013, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $69,219 and $59,286 for the three months ended March 31, 2014 and December 31, 2013, respectively. The stockholder has agreed to forbear from demanding payment until April 15, 2015 of the principal and any accrued interest previously due on demand.

Note 7 - Related-Party Transactions

The Company has recognized revenue for staffing services from two related parties during the three months ended March 31, 2013, both of which are owned by a director of the Company. The total revenue for the three months ended March 31, 2013 from one party was $7,350 and $2,988 from the other.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Note 8 - Payroll Liabilities

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2011 and 2010. The unpaid payroll taxes to the IRS for these periods totaled $891,386.

The Company has a payment plan in place with the IRS, whereby effective on April 25, 2012, it made an initial payment of $4,118, and subsequent monthly payments of $16,474 on the 28th of every month thereafter starting on May 28, 2012 until such time the liability is paid in full, with an additional payment of $200,000 due on April 28, 2014. The Company made such $200,000 payment on the required date. The IRS has issued a notice of Federal Tax Lien against the Company’s property until the amount is paid in full.

As of March 31, 2014 and December 31, 2013, the past due balance due to the IRS, including penalties, interest, and fees, totaled $800,262 and $827,507, respectively. The Company incurred $22,176 and $22,815 in penalties and interest from the IRS during the three months ended March 31, 2014 and 2013, respectively.

Note 9 – Stockholders Equity

Preferred Stock

Effective July 1, 2013, the Company changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the Company has authorized 5,000,000 shares of preferred stock, no par value. As these are considered “black check” preferred shares, the terms of the preferred stock are to be determined by the board of directors of the Company in the near future.

Common Stock

On January 8, 2014, 1,000,000 shares of common stock were issued at $0.15 per share for gross proceeds of $150,000 pursuant to a Stock Purchase Agreement with an investor.

On January 8, 2014, the Company issued 100,000 shares of common stock to a consultant as consideration for services provided in connection with the reverse merger. The shares were valued at $0.15 per share, and the cost was charged against additional paid in capital.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

On March 20, 2014, 600,000 shares of common stock were issued at $0.15 per share for gross proceeds of $90,000 pursuant to a Stock Purchase Agreement with two investors.

Note 10 - Contingencies and Commitments

Litigation

The Company is a defendant in various claims relating to matters arising in the ordinary course of business that are typically covered by insurance. The amount of liability, if any, from these claims cannot be determined with certainty; however, management is of the opinion that the outcomes will not have a material adverse impact on the Company’s financial position or results of operations.

Leases

The Company leases space for ten of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Branch offices are generally leased over periods from one to three years, and also on a month-to-month basis. For the three months ended March 31, 2014 and 2013, rent expense was $31,185 and 15,746, respectively.

As of March 31, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

2014 (remaining)	$63,167
2015	50,221
2016	18,921
Total	$132,309

Note 11- Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued.

On April 1, 2014, 200,000 shares of common stock were issued at $0.30 per share for gross proceeds of $60,000 pursuant to a Stock Purchase Agreement with two investors.

On April 1, 2014, the Company entered into a consulting agreement for one year with a third party whereby the Company will pay the consultant 1,000,000 shares of common stock valued at the market price of the Company’s common stock on April 1, 2014, or $0.50 per share, for a total value of $500,000, which will be charged to expense monthly throughout the term of the agreement, which is one year.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

On April 25, 2014, the Company issued a promissory note for $62,500 to a third party, of which $12,500 is a reimbursement relating to legal and other expenses incurred in connection with the issuance of the note that is to be repaid in full by December 31, 2014. There is no interest on this promissory note.

On April 25, 2014, the Company issued a promissory note for $34,000 to a shareholder of the Company that is to be repaid in full by December 31, 2014. There is no interest on this promissory note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Staffing Group, Ltd. for the three months ended March 31, 2014 and 2013, should be read in conjunction with the Selected Condensed Consolidated Financial statements of The Staffing Group Ltd. and the notes to those condensed consolidated financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were originally incorporated under the laws of the State of Nevada on June 11, 2012 under the name Aviana, Corp.  Our registration statement was declared effective on January 23, 2013. Our original business was a Poland based corporation that operated a consulting business in EMF (electromagnetic fields), Microwave, Electrical and Ionizing detection, shielding and protection in Poland. We were unsuccessful in operating our business and on August 27, 2013 we entered into a binding letter of intent with EmployUS, Ltd. It was in connection with that letter of intent that our prior officer and director, Liudmila Yuziuk, resigned and we appointed Mr. Brian McLoone as our sole officer and director. In addition, we changed our name to The Staffing Group, Ltd to better represent our new business operations.

On January 22, 2014, The Staffing Group, Ltd. (“The Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUs, Ltd., all of the stockholders of EmployUS, Ltd. (the “EmployUS, Ltd. Shareholders”), and The Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

Each share of the EmployUS Ltd.’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 13,153,800 shares of the Company’s common stock.

Three of Company’s stockholders agreed to cancel the following shares:

1.	Joseph Albunio agreed to cancel 8,386,413 shares of his common stock. After the cancellation he owns 500,000 shares of the Company’s common stock.
2.	Brian McLoone agreed to cancel 2,836,413 shares of his common stock. After the cancellation he owns 6,050,000 shares of the Company’s common stock.
3.	Luidmila Yuziuk agreed to cancel 1,930,972 shares of her common stock. After the cancellation, she does not own any shares of the Company’s common stock.

The purposes of the transactions described above were to complete a reverse merger with the result being that EmployUS, Ltd., became a wholly-owned subsidiary of The Staffing Group, Ltd.  The Staffing Group, Ltd’s business operations will now focus on the business of EmployUS, Ltd.

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd. and 6,050,000 shares held by Brian McLoone, EmployUS Ltd’s chairman and stockholder of the Safety Group Ltd, but not a stockholder of EmployUS Ltd prior to the merger. As a result, The Company’s pre-merger stockholders including Brian McLoone hold approximately 62.52% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, Ltd. hold approximately 37.48%.

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company ceased its prior operations and became engaged in the business of EmployUS, Ltd. As The Company was formerly a shell company, no pro forma disclosures are required. The Exchange Agreement is being accounted for as a reverse merger and recapitalization and EmployUS, Ltd. is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company will therefore, take on EmployUS, Ltd.’s operating history. In connection with the reverse merger, Brian Mcloone, CEO of EmployUS, Ltd., became a director of the Company due to his expertise and experience.

We, through our wholly owned subsidiary, EmployUS, Ltd., are a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, Ltd. has since expanded to work on most major construction, chemical, and maritime projects in the Southeast United States. Brent Callais, the company’s founder, used his relationships as a prominent former politician to quickly expand operations throughout the state of Louisiana. From its single initial project three years ago, EmployUS, Ltd. has grown to 10 offices in 3 states with more than 150 customers and we have provided staffing needs of over 3,000 people to our 150 customers.

The Staffing Group, Ltd. is led by a management team consisting of industry professionals that capitalizes on their team’s extensive business experience, track record of profitable growth and nationwide network of client relationships. EmployUS recruits, hires, employs and manages skilled workers, eliminating the need for the client do so. By eliminating this necessary administrative requirement of identifying and employing skilled workers, the client has the ability to focus on the important task of managing and growing their own business without needing to worry about the company’s labor needs.

The services provided include:

•	Payroll related taxes
•	Workers’ compensation coverage
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers.

Three months Ended March 31, 2014 compared to 2013

The following table presents a summary of operating information by our single operating segment for the three months ended March 31, 2014 and 2013:

	2014	2013

Net Revenues
Contract staffing services	$5,718,321	$2,331,445

Cost of Services	5,014,135	1,902,578

Gross Profit	704,186	428,867

Selling, General and Administrative
Selling, general and administrative	418,244	153,057
Payroll and related expenses	344,885	280,346
Total Selling, General and Administrative	763,129	433,403

Loss from Operations	(58,943)	(4,536)

Other Expenses
Interest expense	(31,636)	(47,963)
Other (expense) income	(14,297)	41,885

Total Other Expenses	(45,933)	(6,078)

Loss before Benefit for Income Taxes	(104,876)	(10,614)

Benefit from Income Taxes	48	-

Net Loss	$(104,828)	$(10,614)

Contract Staffing Services:

Contract staffing services increased by $3,386,876 or approximately 145.27% from $2,331,445 for the three months ended March 31, 2013 to $5,718,321 for the three months ended March 31, 2014.  The increase was due primarily to organic growth of our existing customers. In June 2013, the Company acquired a new customer which accounted for approximately 32% of the Company’s net revenue for the year 2013, and approximately 42% of the revenue for the three months ended March 31, 2014. This new customer has increased the reputation of the Company as a premier staffing service, which in turn has helped to bring in new business from that point in June 2013 through March 2014.

Cost of Services:

Cost of services increased by $3,111,557 or approximately 163.54% from $1,902,578 for the three months ended March 31, 2013 to $5,014,135 for the three months ended March 31, 2014.  The increase was due primarily to the corresponding increase in sales, due to the Company acquiring a new customer in June 2013 which accounted for approximately 32% of the revenue for the year 2013, and approximately 42% of the revenue for the three months ended March 31, 2014. As a result, the Company had a corresponding increase in its cost of services.

Gross profit:

Gross profit increased by $275,319, or approximately 64.20%, from $428,867 for the three months ended March 31, 2013 to $704,186 for the three months ended March 31, 2014.  The increase was due primarily to the need for additional leased employees on hand as a result in the increase in the Company’s customer base in 2013, as our revenue increases during 2014, our gross profit should increase with the added absorption of the additional labor cost. In addition, the Company had a workers compensation insurance accrual of $364,850 as of March 31, 2014, which was the primary reason for a 6% decrease in its gross margin.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $418,244 for the three months ended March 31, 2014, an increase of $265,187 or approximately 173.26%, from $153,057 for the three months ended March 31, 2013. The reason for this increase is due to fees associated with the use of credit cards by the Company’s customers amounting to $50,483 for the quarter ended March 31, 2014, which the Company started accepting for the payment of contract staffing services for the first time in the middle of 2013. Another cause for the overall increase stems from an $78,324 increase in professional fees for March 31, 2014, compared to March 31, 2013, which is due to the need of more professionals to assist the Company with its SEC filings and matters relating to being a public company. Other causes of the overall increase in selling, general and administrative are due to increases in bank charges of $20,374 relating to the Crestmark line of credit, an increase in insurance expense of $49,686 due to higher premiums, an increase in travel expense of $17,329 due to more travel expense reimbursements, and an increase in rent expense due to two additional locations opening in late 2013.

Payroll and Related Expenses:

Payroll and related expenses were $344,885 for the three months ended March 31, 2014, an increase of $64,539 or approximately 23.02%, from $280,346 for the three months ended March 31, 2013. The increase was due primarily to the Company opening two new locations in late 2013, thus causing the need for more administrative staff which increased overall wages, payroll taxes and associated benefits.

Other Expenses:

Other expenses were $45,933 for the three months ended March 31, 2014, an increase of $39,855 or approximately 655.73%, from $6,078 for the three months ended March 31, 2013. The increase was due to reclassification of a previously paid state tax liability as other income for the quarter ended March 31, 2013, causing an increase in other expense of $56,182 for the quarter ended March 31, 2014. The Company also saw a decrease in its interest expense and fees of $16,327 related to its decreased borrowing from its line of credit for the first quarter of 2014.

Net Loss:

As a result of the above factors, we recognized net loss of $104,828 for the three months ended March 31, 2014, as compared to net loss of $10,614 for the three months ended March 31, 2013, an increase of $94,214 or approximately 887.64%. The net loss was due to general overhead increases due to an increase in customer base, as well as an increase in general and administrative expenses stemming from credit card charges from the customer’s, use of credit cards to make payments, as the Company began accepting credit cards from customers in the middle of 2013, but did not accept credit cards for the quarter ended March 31, 2013. In connection with the reverse merger, and since then, the Company incurred fees outside its normal scope of business for the quarter ended March 31, 2014, due to its public company status, such as hiring outside consultants with SEC experience to assist management with their filings and internal controls, stock transfer fees associated with the handling of the Company’s common stock activity, and filing fees in connection with their public filings.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a stockholders’ deficit of $1,084,099. For the three months ended March 31, 2014 and 2013, the Company had a net loss of $104,828 and $10,614, respectively. At March 31, 2014, the Company had a working capital deficit of $87,137 compared to $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, a bad debt of approximately $206,000 in 2012 on one receivable, and an increase in staff payroll and rent, due to an expansion of operations. The Company is currently delinquent with past due payroll tax liabilities from 2010 and 2011, however, since late 2011 the Company has been remitting payroll taxes in accordance with the Internal Revenue Service payment plan on a current basis.

Our principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,279,483 as of March 31, 2014, a decrease of $183,887 from December 31, 2013. As of March 31, 2014, we had cash balances of $46,365 as compared to $2,757 as of December 31, 2013, representing an increase of $43,608.

Net cash provided by operating activities was $75,026 for the three months ended March 31, 2014 as compared to $179,830 for the three months ended March 31, 2013. The decrease of $104,804 was due to an increase in net loss for the quarter ended March 31, 2014 of $94,215, offset by an increase in accounts payable of $285,976 compared to a decrease of $81,830 for the quarter ended March 31, 2014. There was also an increase in accounts receivable of $177,686 for the quarter ended March 31, 2014 compared to a decrease of $243,534 for the quarter ended March 31, 2013.

Net cash used in investing activities was $0 for the three months ended March 31, 2014 and 2013.

Net cash used in financing activities amounted to $31,418 for the three months ended March 31, 2014, compared to $260,772 for the three months ended March 31, 2013 representing a decrease of $229,354.  This was primarily due to the issuance of common stock for cash of $240,000 that occurred in the quarter ended March 31, 2014, offset by net proceeds from the line of credit of $(272,287)..

Bank loans/Line of Credit

EmployUS, Ltd. has a line of credit with Crestmark Bank for working capital and capital investment and one loan from an investor made in connection with the planned merger.

We believe that our currently available working capital, credit facilities referred to above and the expected additional capitalization related to our planned acquisition should be adequate to sustain our operations at the current level for the next twelve months. Should we not receive the anticipated capitalization related to the planned acquisition, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market

2014-2015 Outlook

EmployUS, Ltd. has grown organically from one location in the beginning of 2011 to ten locations by the end of 2013 with sales exceeding $15,000,000. The 2014 – 2015 growth plan is going to be a three tiered approach. The first tier involves growing the volume of our current locations. The expectation is that we should collectively increase the annual sales by 20% from our existing locations. Tier two involves organic expansion. By maximizing the current relationships with our existing customers, EmployUS, Ltd. intends to open three additional locations by the end of 2014 and then 3 additional locations in 2015. The final tier will be growth through acquisition. Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition. EmployUS, Ltd. intends to pursue possibly acquiring one or two small staffing companies each year.

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

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group Ltd for the periods presented. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of operating results expected for future periods.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of our one operating subsidiary.  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long lived assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue Recognition

Contract staffing service revenues are recognized when services are rendered. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonable assured; and (iv) services have been rendered.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no changes in our internal control over financial reporting during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Link base Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Staffing Group Ltd.

Dated: May 20, 2014	By:	/s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

