Form 10-Q
period 2014-06-30
Staffing Group, Ltd.
filed 2014-08-14
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

400 Poydras Street, Suite 1165

New Orleans, LA 70130

(Address of principal executive of`fices)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 7, 2014
Common Stock, $0.001	37,220,012

THE STAFFING GROUP LTD.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

The Staffing Group Ltd., and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,487	$2,757
Accounts receivable, net	1,530,054	1,730,365
Deferred financing costs	-	9,315
Prepaid expenses and other current assets	408,740	37,614
Deferred tax asset	1,049	43,729
Total Current Assets	1,955,330	1,823,780

Property and equipment, net	26,622	30,997
Security deposits	31,355	30,530

TOTAL ASSETS	$2,013,307	$1,885,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$571,189	$296,327
Line of credit	1,000,544	1,463,370
Convertible notes payable	-	60,000
Notes payable	94,500	-
Income tax payable	-	9,744
Payroll and related liabilities	200,928	400,928
Total Current Liabilities	1,867,161	2,230,369

Long term portion of payroll related liabilities	354,146	426,579
Due to stockholder	464,296	447,629

TOTAL LIABILITIES	2,685,603	3,104,577

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued and outstanding.	-	-
Common stock par value $0.001: 75,000,000 shares authorized; 37,220,012 and 34,000,011 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	37,220	34,000
Additional paid-in capital	1,588,085	744,924
Accumulated deficit	(2,297,601)	(1,998,194)
TOTAL STOCKHOLDERS' DEFICIT	(672,296)	(1,219,270)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,013,307	$1,885,307

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET REVENUES
Contract staffing services	$5,809,513	$2,747,143	$11,527,834	$5,078,588

COST OF SERVICES
	4,890,077	2,259,552	9,904,212	4,162,130

GROSS PROFIT	919,436	487,591	1,623,622	916,458

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	391,933	280,730	736,818	561,076
General and administrative expenses	662,599	204,239	1,080,843	357,296
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,054,532	484,969	1,817,661	918,372

(LOSS) INCOME FROM OPERATIONS	(135,096)	2,622	(194,039)	(1,914)

OTHER (EXPENSE) INCOME
Interest expense, net	(70,466)	24,487	(110,975)	(23,476)
Other (expense) income	29,228	(83,112)	(7,069)	(41,227)
TOTAL OTHER (EXPENSE) INCOME	(41,238)	(58,625)	(118,044)	(64,703)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(176,334)	(56,003)	(312,083)	(66,617)

Provision for income taxes	(32,984)	-	(32,936)	-

NET LOSS	(209,318)	(56,003)	(345,019)	(66,617)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,059,719	4,510,011	36,073,124	4,510,011

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,019)	$(66,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	4,375	3,827
Interest and fees on line of credit	169,631	108,211
Amortization of deferred financing costs	9,315	3,082
Accrued interest on stockholder advances	16,667	9,307
Stock compensation expense	128,658	-
Inducement expense related to debt conversion	22,000	-
Deferred tax provision	42,680	-
Changes in operating assets and liabilities:
Accounts receivable	200,311	27,100
Prepaid expenses and other current assets	4,216	(6,871)
Security deposits	(825)	1,110
Accounts payable and accrued expenses	271,111	(68,418)
Payroll and related liabilities	(272,433)	(53,602)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	250,687	(42,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	(632,457)	(103,462)
Proceeds from convertible notes payable	-	60,000
Proceeds from notes payable	144,500	-
Deferred financing costs	-	(25,000)
Principal payments towards notes payable	(50,000)	-
Proceeds from stockholder advances	-	(12,197)
Proceeds from sale of common stock	300,000	19,253

NET CASH USED IN FINANCING ACTIVITIES	(237,957)	(61,406)

Net increase (decrease) in cash and cash equivalents	12,730	(104,277)

Cash and cash equivalents, beginning of period	2,757	196,394

Cash and cash equivalents, end of period	$15,487	$92,117

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$165	$165

NON-CASH ACTIVITIES

Common stock issued in connection with reverse merger	$100	$-
TSGL net loss on date of reverse merger converted to APIC	$45,619	$-
Common stock issued for prepaid consulting services	$500,000	$-
Common stock issued in conversion of convertible notes payable	$66,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project three years ago, EmployUS, has grown to ten offices in three states, with more than 150 customers and over 3,000 people employed as of June 30, 2014.

Effective July 1, 2013, EmployUS, changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the new name of EmployUS is EmployUS, Ltd. (“EmployUS, Ltd.”) The total number of authorized shares of common stock of EmployUS, Ltd is 200,000,000 having a par value of $0.001 per share. The two members of EmployUS, each owning 50%, received 15,000,000 shares of EmployUS Ltd.’s common stock. Since EmployUS, LLC and EmployUS, Ltd. had common ownership, the initial basis of the assets and liabilities recorded by EmployUS, Ltd. were the historical carrying value of these assets and liabilities of EmployUS. LLC. EmployUS, Ltd. has also retroactively reflected the issuance of the shares of common stock to the members of EmployUS, LLC as if the transaction occurred on January 1, 2013.

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

Note 1 - Description of Business (continued)

The purposes of the transactions described above were to complete a reverse merger with the result being that EmployUS, Ltd., became a wholly-owned subsidiary of The Staffing Group, Ltd.  The Staffing Group, Ltd’s business operations will now focus on the business of EmployUS, Ltd.

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd and 6,050,000 shares held by Brian McLoone, EmployUS Ltd’s chairman and stockholder of the Safety Group Ltd, but not a stockholder of EmployUs Ltd prior to the merger. As a result, The Company’s pre-merger stockholders, including Brian McLoone, hold approximately 62.52% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, Ltd. hold approximately 37.48%.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 8-K filed on May 8, 2014 for the year ended December 31, 2013.

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, valuation allowance for deferred tax assets, and evaluation of impairment of long-lived assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Concentration of Credit Risk

For the three and six months ended June 30, 2014, Customer A accounted for 40% and 41% of the Company’s net revenue, respectively. Customer A’s accounts receivable was 21% of the Company’s total accounts receivable as of June 30, 2014 and 30% of the Company’s accounts receivable as of December 31, 2013. For the six months ended June 30, 2013 , Customer B accounted for 10% of the Company’s net revenue.

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $235,885 and $235,885 was considered necessary as of June 30, 2014 and December 31, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Note 3 - Liquidity and Capital Resources

As of June 30, 2014, the Company had a stockholders’ deficit of $672,296. For the six months ended June 30, 2014 and 2013, the Company had a net loss of $345,019 and $66,617, respectively. At June 30, 2014, the Company had working capital surplus of $88,169 compared to deficit of $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company is currently delinquent with past due payroll tax liabilities from 2010 and 2011 however, since late 2011 the Company has been remitting payroll taxes in accordance with the Internal Revenue Service payment plan on a current basis. The Company cannot assure you that it will be able to continue to generate income from operations on a sustainable basis, as the Company continues to expand its infrastructure and further develop its marketing efforts.

Note 3 - Liquidity and Capital Resources (continued)

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,000,544 as of June 30, 2014, a decrease of $462,826 from December 31, 2013. As of June 30, 2014, the Company had cash balances of $15,487 as compared to $2,757 as of December 31, 2013, representing an increase of $12,730.

Net cash provided by operating activities was $250,687 for the six months ended June 30, 2014 as compared to net cash used by operating activities of $42,871 for the six months ended June 30, 2013. The increase of $293,558 was due to an increase in accounts payable as well as better collection of accounts receivable during the six months ended June 30, 2014.

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

Note 4 - Line of Credit

In October 2011, the Company entered into an account purchase agreement with Crestmark Bank (“Crestmark”) to provide working capital financing. The account purchase agreement allows Crestmark to advance the Company funds on eligible accounts receivable at its sole discretion. The term of the facility is three years with an interest rate equal to the Prime Rate plus 2.75% per annum (6% floor), a maintenance fee of 0.6% per month of the average monthly loan balance, and a facility fee equal to 1% of the maximum loan amount. The line is secured by collateral consisting of all of the Company’s assets and is also personally guaranteed by Brent Callais, a director of the Company. The Company is currently compliant with all covenants. The balance due to Crestmark as of June 30, 2014 and December 31, 2013 was $1,000,544 and $1,463,370 respectively. Interest and fees paid to Crestmark for the six months ended June 30, 2014 and 2013 was $169,631 and $108,211, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the six months ended June 30:

	2014	2013
Interest	$54,717	$32,624
Fees	114,914	75,587
Total	$169,631	$108,211

Note 5 - Notes Payable

Convertible Notes Payable

On May 13, 2013, the Company issued three separate $20,000 secured convertible promissory notes. The maturity date of the convertible promissory notes was May 13, 2014, and they bore interest at a rate of 10% per annum. The notes were secured by collateral, consisting of all tangible and intangible assets of the Company which were subordinated to the line of credit. Once the Company changed its corporate status from a limited liability company to a “C” corporation on July 1, 2013, the secured convertible promissory notes and any accrued interest became convertible at the option of the holder into shares of the Company’s common stock, with the conversion rate being 75% of the consideration per share paid by the investors in the next Qualified Financing arrangement. The principal portion of the convertible promissory notes could not be prepaid prior to the maturity date, though any accrued interest could be paid in cash or by conversion into shares of the Company’s common stock.

In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the convertible promissory notes were considered to have a beneficial conversion feature as the effective conversion price would be less than the lowest paid price by others investors in a future qualified financing, which is defined as a private placement offering of the Company’s securities to be completed after the consummation of any transaction affecting the structure of the Company, and before the maturity date of May 13, 2014.

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

On May 13, 2014, the Company entered into amendments with the holders of the three secured convertible promissory notes that would convert all of the outstanding principal and accrued interest into common stock of the Company at a per share price of $0.225, which is 75% of the consideration per share paid by the investors in the most recent stock sale (a non-qualified offering), which was $0.30 per share. Pursuant to the amendment, all three note holders chose to convert their notes in full into 293,333 shares of common stock in the aggregate and a related inducement expense of $22,000 was recorded.

Notes Payable

On April 25, 2014, the Company issued a promissory note for $62,000 to a third party, of which $50,000 was for cash and $12,000 was a reimbursement relating to legal and other expenses incurred in connection with the issuance of the note that is to be repaid in full by May 20, 2015. There is no interest on this promissory note. The note was repaid in full in June 2014.

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum.

Note 6 - Due to Stockholder

Amounts due to a stockholder of the Company of $464,296 and $447,629 as of June 30, 2014 and December 31, 2013, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $75,952 and $59,286 as at June 30, 2014 and December 31, 2013, respectively. The stockholder has agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the three months ended June 30, 2014 and 2013 was approximately $6,733 and $4,000, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was approximately $16,667 and $9,000, respectively.

Note 7 - Related-Party Transactions

The Company has recognized revenue for staffing services from two related parties during the six months ended June 30, 2013, both of which are owned by a director of the Company. The total revenue for the three months ended June 30, 2013 was $5,667 from one party and $1,216 from the other. The total revenue for the six months ended June 30, 2013 from one party was $13,017 and $4,204 from the other.

Note 8 - Payroll Liabilities

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2011 and 2010. The original unpaid payroll taxes to the IRS for these periods totaled $891,386.

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

As of June 30, 2014 and December 31, 2013, the past due balance due to the IRS, including penalties, interest, and fees, totaled $555,074 and $827,507, respectively. The Company incurred $24,150 and $0 in penalties and interest from the IRS during the three months ended June 30, 2014 and 2013, respectively. The Company incurred $46,326 and $22,815 in penalties and interest from the IRS during the six months ended June 30, 2014 and 2013, respectively.

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

On January 8, 2014, the Company issued 100,000 shares of common stock to a consultant as consideration for services provided in connection with the reverse merger. The shares were valued at $0.15 per share, and the cost of $15,000 was charged against additional paid in capital.

On March 20, 2014, 600,000 shares of common stock were issued at $0.15 per share for gross proceeds of $90,000 pursuant to a Stock Purchase Agreement with two investors. On April 29, 2014, 26,667 shares of common stock were issued at $0.15 per share for a broker fee in connection with this Stock Purchase Agreement.

On April 1, 2014, 200,000 shares of common stock were issued at $0.30 per share for gross proceeds of $60,000 pursuant to a Stock Purchase Agreement with two investors.

On April 1, 2014, the Company entered into a consulting agreement for one year with a third party whereby the Company issued the consultant 1,000,000 shares of common stock valued at the market price of the Company’s common stock on April 1, 2014, or $0.50 per share, for a total value of $500,000, which will be charged to expense monthly throughout the term of the agreement, which is one year. $124,658 of stock compensation expense has been recognized for the three and six month periods ended June 30, 2014.

On May 13, 2014, three note holders converted a total of $60,000 in principal of convertible notes, and $6,000 of accrued interest into an aggregate of 293,333 shares of common stock at a per share price of $0.225.

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

Leases

The Company leases space for ten of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Branch offices are generally leased over periods from one to three years, and also on a month-to-month basis. For the three months ended June 30, 2014 and 2013, rent expense was $26,845 and $16,855, respectively. For the six months ended June 30, 2014 and 2013, rent expense was $58,030 and $32,601, respectively.

Note 10 - Contingencies and Commitments (continued)

As of June 30, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

2014 (remaining)	$38,363
2015	50,221
2016	18,921
Total	$107,505

Note 11- Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Staffing Group, Ltd. for the six months ended June 30, 2014 and 2013, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group, Ltd’s, financial statements, and the notes to those condensed consolidated financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd and 6,050,000 shares held by Brian McLoone, EmployUs Ltd’s chairman and stockholder of the Safely Group Ltd, but not a stockholder of EmployUs Ltd prior to the merger. As a result, The Company’s pre-merger stockholders, including Brian McLoone, hold approximately 62.52% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, Ltd. hold approximately 37.48%.

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

EmployUS, Ltd. is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, Ltd. has since expanded to work on most major construction, chemical, and maritime projects in the Southeast United States. Brent Callais, the company’s founder, used his relationships as a prominent former politician to quickly expand operations throughout the state of Louisiana. From its single initial project three years ago, EmployUS, Ltd. has grown to 10 offices in 3 states with more than 150 customers and we have provided staffing needs of over 3,000 people to our 150 customers.

EmployUS, Ltd. is led by a management team consisting of industry professionals that capitalizes on their team’s extensive business experience, track record of profitable growth and nationwide network of client relationships. EmployUS, Ltd. recruits, hires, employs and manages skilled workers, eliminating the need for the client do so. By eliminating this necessary administrative requirement of identifying and employing skilled workers, the client has the ability to focus on the important task of managing and growing their own business without needing to worry about the company’s labor needs.

The services provided include:

•	Payroll related taxes
•	Workers’ compensation coverage
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers.

Three Months Ended June 30, 2014 compared to 2013

The following table presents a summary of operating information by our single operating segment for the three months ended June 30, 2014 and 2013:

	2014	2013

Net Revenues
Contract staffing services	$5,809,513	$2,747,143

Cost of Services	4,890,077	2,259,552

Gross Profit	919,436	487,591

Selling, General and Administrative
Selling, general and administrative	662,599	204,239
Payroll and related expenses	391,933	280,730
Total Selling, General and Administrative	1,054,532	484,969

Loss from Operations	(135,096)	2,622

Other Expenses
Interest expense	(70,466)	24,487
Other (expense) income	29,228	(83,112)

Total Other Expenses	(41,238)	(58,625)

Loss before Benefit for Income Taxes	(176,334)	(56,003)

Provision for Income Taxes	(32,984)	-

Net Loss	$(209,318)	$(56,003)

Contract Staffing Services:

Contract staffing services increased by $3,062,370 or approximately 111.47% from $2,747,143 for the three months ended June 30, 2013 to $5,809,513 for the three months ended June 30, 2014.  The increase was due primarily to organic growth of our existing customers. In June 2013, the Company acquired a new customer which accounted for approximately 32% of the Company’s net revenue for the year 2013, and approximately 41% of the revenue for the six months ended June 30, 2014. This new customer has increased the reputation of the Company as a premier staffing service, which in turn has helped to attract new business from that point in June 2013 through June 2014.

Cost of Services:

Cost of services increased by $2,630,525 or approximately 116.42% from $2,259,522 for the three months ended June 30, 2013 to $4,890,077 for the three months ended June 30, 2014.  The increase was due primarily to the corresponding increase in sales, due to the Company acquiring a new customer in June 2013 which accounted for approximately 32% of the revenue for the year 2013, and approximately 42% of the revenue for the three months ended June 30, 2014. As a result, the Company had a corresponding increase in its cost of services.

Gross profit:

Gross profit increased by $431,845 or approximately 88.57% from $487,591 for the three months ended June 30, 2013 to $919,436 for the three months ended June 30, 2014.  The increase was due primarily to the need for additional leased employees on hand as a result in the increase in the Company’s customer base in 2013, as our revenue increases during 2014, our gross profit should increase with the added absorption of the additional labor cost.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $662,599 for the three months ended June 30, 2014, an increase of $458,360 or approximately 224.42%, from $204,239 for the three months ended June 30, 2013. The reason for this increase is due to fees associated with the use of credit cards by the Company’s customers amounting to $50,447 for the three month period ended June 30, 2014, which the Company started accepting for the payment of contract staffing services for the first time in the middle of 2013. Another cause for the overall increase stems from a $282,057 increase in professional fees for three months ended June 30, 2014, compared to June 30, 2013, which is due to the need of more professionals to assist the Company with its SEC filings and matters relating to being a public company. Another causes of the overall increase in selling, general and administrative are due to increases in non-interest bank charges of $18,954 relating to the Crestmark line of credit, an increase in insurance expense of $59,505 due to higher premiums, an increase in travel expense of $11,585 due to more travel expense reimbursements, and an increase in rent expense due to two additional locations opening in late 2013.

Payroll and Related Expenses:

Payroll and related expenses were $391,933 for the three months ended June 30, 2014, an increase of $111,203 or approximately 39.61%, from $280,730 for the three months ended June 30, 2013. The increase was due primarily to the Company opening two new locations in late 2013, thus causing the need for more administrative staff which increased overall wages, payroll taxes and associated benefits.

Other Expenses:

Other expenses were $41,238 for the three months ended June 30, 2014, a decrease of $17,387 or approximately 29.66%, from $58,625 for the three months ended June 30, 2013. The decrease was due to reclassification of a previously paid state tax liability as other income for the three month period ended June 30, 2014, causing a decrease in other expense of $107,449 for the quarter ended June 30, 2014. The Company also saw an increase in its interest expense and fees of $94,953 related to its increase borrowing from its line of credit for the three month period ended June 30, 2014, as well an adjustment to the interest charged on outstanding payroll liabilities for the three months ended June 30, 2013, causing an increase in interest expense.

Net Loss:

As a result of the above factors, we recognized net loss of $209,318 for the three months ended June 30, 2014, as compared to net loss of $56,003 for the three months ended June 30, 2013, an increase of $153,315 or approximately 273.76%. The net loss was due to general overhead increases due to an increase in customer base, as well as an increase in general and administrative expenses stemming from credit card charges from the customer’s use of credit cards to make payments, as the Company began accepting credit cards from customers in the middle of 2013, but did not accept credit cards for the three month period ended June 30, 2013. In connection with the reverse merger, and since then, the Company incurred fees outside its normal scope of business for the three month period ended June 30, 2014, due to its public company status, such as hiring outside consultants with SEC experience to assist management with their filings and internal controls, stock transfer fees associated with the handling of the Company’s common stock activity, and filing fees in connection with their public filings.

Six Months Ended June 30, 2014 compared to 2013

The following table presents a summary of operating information by our single operating segment for the six months ended June 30, 2014 and 2013:

	2014	2013

Net Revenues
Contract staffing services	$11,527,834	$5,078,588

Cost of Services	9,904,212	4,162,130

Gross Profit	1,623,622	916,458

Selling, General and Administrative
Selling, general and administrative	1,080,843	561,076
Payroll and related expenses	736,818	357,296
Total Selling, General and Administrative	1,817,661	918,372

Loss from Operations	(194,039)	(1,914)

Other Expenses
Interest expense	(110,975)	(23,476)
Other (expense) income	(7,069)	(41,227)

Total Other Expenses	(118,044)	(64,703)

Loss before Benefit for Income Taxes	(312,083)	(66,617)

Provision for Income Taxes	(32,936)	-

Net Loss	$(345,019)	$(66,617)

Contract Staffing Services:

Contract staffing services increased by $6,449,246 or approximately 126.99% from $5,078,588 for the six months ended June 30, 2013 to $11,527,834 for the six months ended June 30, 2014.  The increase was due primarily to organic growth of our existing customers. In June 2013, the Company acquired a new customer which accounted for approximately 32% of the Company’s net revenue for the year 2013, and approximately 41% of the revenue for the six months ended June 30, 2014. This new customer has increased the reputation of the Company as a premier staffing service, which in turn has helped to attract new business from that point in June 2013 through June 2014.

Cost of Services:

Cost of services increased by $5,742,082 or approximately 137.96% from $4,162,130 for the six months ended June 30, 2013 to $9,904,212 for the six months ended June 30, 2014.  The increase was due primarily to the corresponding increase in sales, due to the Company acquiring a new customer in June 2013 which accounted for approximately 32% of the revenue for the year 2013, and approximately 42% of the revenue for the three months ended June 30, 2014. As a result, the Company had a corresponding increase in its cost of services.

Gross profit:

Gross profit increased by $707,164, or approximately 77.16%, from $916,458 for the six months ended June 30, 2013 to $1,623,622 for the six months ended June 30, 2014.  The increase was due primarily to the need for additional leased employees on hand as a result in the increase in the Company’s customer base in 2013, as our revenue increases during 2014, our gross profit should increase with the added absorption of the additional labor cost.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,080,843 for the six months ended June 30, 2014, an increase of $723,547 or approximately 202.51%, from $357,296 for the six months ended June 30, 2013. The reason for this increase is due to fees associated with the use of credit cards by the Company’s customers amounting to $100,929 for the six month period ended June 30, 2014, which the Company started accepting for the payment of contract staffing services for the first time in the middle of 2013. Another cause for the overall increase stems from a $359,565 increase in professional fees for June 30, 2014, compared to June 30, 2013, which is due to the need of more professionals to assist the Company with its SEC filings and matters relating to being a public company. Other causes of the overall increase in selling, general and administrative are due to increases in bank charges of $48,502 relating to the Crestmark line of credit, an increase in insurance expense of $109,191 due to higher premiums, an increase in travel expense of $28,918 due to more travel expense reimbursements, and an increase in rent expense due to two additional locations opening in late 2013.

Payroll and Related Expenses:

Payroll and related expenses were $736,818 for the six months ended June 30, 2014, an increase of $175,742 or approximately 31.32%, from $561,076 for the six months ended June 30, 2013. The increase was due primarily to the Company opening two new locations in late 2013, thus causing the need for more administrative staff which increased overall wages, payroll taxes and associated benefits.

Other Expenses:

Other expenses were $118,044 for the six months ended June 30, 2014, an increase of $53,341 or approximately 82.44%, from $64,703 for the six months ended June 30, 2013. The Company saw an increase in its interest expense and fees of $87,499 related to its increase borrowing from its line of credit for the six month period ended June 30, 2014.

Net Loss:

As a result of the above factors, we recognized net loss of $345,109 for the six months ended June 30, 2014, as compared to net loss of $66,617 for the six months ended June 30, 2013, an increase of $278,402 or approximately 417.91%. The net loss was due to general overhead increases due to an increase in customer base, as well as an increase in general and administrative expenses stemming from credit card charges from the customer’s use of credit cards to make payments, as the Company began accepting credit cards from customers in the middle of 2013, but did not accept credit cards for the six month period ended June 30, 2013. In connection with the reverse merger, and since then, the Company incurred fees outside its normal scope of business for the six month period ended June 30, 2014, due to its public company status, such as hiring outside consultants with SEC experience to assist management with their filings and internal controls, stock transfer fees associated with the handling of the Company’s common stock activity, and filing fees in connection with their public filings.

Liquidity and Capital Resources

As of June 30, 2014, the Company had a stockholders’ deficit of $672,296. For the six months ended June 30, 2014 and 2013, the Company had a net loss of $345,019 and $66,617, respectively. At June 30, 2014, the Company had working capital surplus of $88,169 compared to a deficit $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, a bad debt of approximately $206,000 in 2012 on one receivable, and an increase in staff payroll and rent, due to an expansion of operations. The Company is currently delinquent with past due payroll tax liabilities from 2010 and 2011, however, since late 2011 the Company has been remitting payroll taxes in accordance with the Internal Revenue Service payment plan on a current basis.

Our principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,000,544 as of June 30, 2014, a decrease of $471,699 from December 31, 2013. As of June 30, 2014, we had cash balances of $15,487 as compared to $2,757 as of December 31, 2013, representing an increase of $12,730.

Net cash provided by operating activities was $250,687 for the six months ended June 30, 2014 as compared to net cash used by operating activities of $42,871 for the six months ended June 30, 2013. The increase of $293,558 was due to an increase in accounts payable as well as better collection of accounts receivable during the six months ended June 30, 2014

Net cash used in investing activities was $0 for the six months ended June 30, 2014 and 2013.

Net cash used in financing activities amounted to $237,957 for the six months ended June 30, 2014, compared to $61,406 net cash used in financing activities for the six months ended June 30, 2013 representing an increase of $176,551.  This was primarily due to the issuance of common stock for cash of $300,000 that occurred in the six months ended June 30, 2014, offset by net proceeds from the line of credit of $632,457. The Company also received cash proceeds of $144,500, of which $50,000 of principal was paid back.

Bank loans/Line of Credit

EmployUS, Ltd. has a line of credit with Crestmark Bank for working capital and capital investment and one loan from an investor made in connection with the planned merger. The Line of Credit is contingent upon the value of the Company’s accounts receivable. The Company can borrow up to 90% of the value of their invoices up to a maximum of 2 million dollars. The Company is currently borrowing 90% of the value of their invoices.

We believe that our currently available working capital, credit facilities referred to above and the expected additional capitalization related to our planned acquisition should be adequate to sustain our operations at the current level for the next twelve months. Should we not receive the anticipated capitalization related to the planned acquisition, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

2014-2015 Outlook

The Company, due to the acquisition of EmployUS, Ltd., has grown organically from one location in the beginning of 2011 to ten locations by the end of 2013 with sales exceeding $15,000,000. The 2014 – 2015 growth plan is going to be a three tiered approach. The first tier involves growing the volume of our current locations. The expectation is that we should collectively increase the annual sales by 20% from our existing locations. Tier two involves organic expansion. By maximizing the current relationships with our existing customers, EmployUS, Ltd. intends to open three additional locations by the end of 2014 and then 3 additional locations in 2015. The final tier will be growth through acquisition. Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition. EmployUS, Ltd. intends to pursue possibly acquiring one or two small staffing companies each year.

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

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the six months ended June 30, 2014 and 2013 are not necessarily indicative of operating results expected for future periods.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 17, 2014, the SEC charged one of our large shareholders, in an elaborate pump-and-dump scheme involving market manipulation of an unrelated microcap company. In a parallel action, the U.S. Attorney’s Office for the Eastern District of New York announced criminal charges against said shareholder.

The shareholder is not an officer or director of The Staffing Group, Ltd. and is not involved in our business operations but does hold a significant number of shares of our common stock.

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

The Staffing Group Ltd.

Dated: August 14, 2014	By:	/s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

