Form 10-Q
period 2014-09-30
Staffing Group, Ltd.
filed 2014-11-14
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2014

Common Stock, $0.001	37,220,012

1

THE STAFFING GROUP LTD.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$102,536	$2,757
Accounts receivable, net	1,486,818	1,730,365
Deferred financing costs	-	9,315
Prepaid expenses and other current assets	260,378	37,614
Deferred tax asset	1,760	43,729
Total Current Assets	1,851,492	1,823,780

Property and equipment, net	24,398	30,997
Security deposits	31,355	30,530

TOTAL ASSETS	$1,907,245	$1,885,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$536,415	$296,327
Line of credit	954,174	1,463,370
Convertible notes payable	-	60,000
Notes payable	107,000	-
Income tax payable	-	9,744
Payroll and related liabilities	197,688	400,928
Total Current Liabilities	1,795,277	2,230,369

Long term portion of payroll related liabilities	324,603	426,579
Due to stockholder	452,695	447,629

TOTAL LIABILITIES	2,572,575	3,104,577

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued
and outstanding.	-	-
Common stock par value $0.001: 75,000,000 shares authorized;
37,220,012 and 34,000,011 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively	37,220	34,000
Additional paid-in capital	1,588,085	744,924
Accumulated deficit	(2,290,635)	(1,998,194)
TOTAL STOCKHOLDERS' DEFICIT	(665,330)	(1,219,270)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,907,245	$1,885,307

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET REVENUES
Contract staffing services	$5,187,602	$5,197,607	$16,715,436	$10,276,195

COST OF SERVICES
	4,323,096	4,049,995	14,227,308	8,212,125

GROSS PROFIT	864,506	1,147,612	2,488,128	2,064,070

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	380,433	277,210	1,117,251	838,286
General and administrative expenses	419,706	316,609	1,500,049	652,722
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	800,139	593,819	2,617,300	1,491,008

INCOME (LOSS) FROM OPERATIONS	64,367	553,793	(129,172)	573,062

OTHER (EXPENSE) INCOME
Interest expense	(53,553)	(45,794)	(164,528)	(69,270)
Other (expense) income	(5,059)	48,970	(12,128)	7,744
TOTAL OTHER (EXPENSE) INCOME	(58,612)	3,176	(176,656)	(61,526)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	5,755	556,969	(305,828)	511,536

Provision for income taxes	711	54,564	32,225	54,564

NET INCOME (LOSS)	5,044	502,405	(338,053)	456,972

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.00	$0.02	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,220,012	31,239,566	36,459,621	30,166,703

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(338,053)	$456,972
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(222,709)	132
Depreciation expense	6,599	5,773
Interest and fees on line of credit	244,690	184,557
Interest on stockholder loans	-	28,232
Amortization of deferred financing costs	9,315	9,384
Accrued interest on stockholder advances	29,881	-
Stock compensation expense	256,055	-
Inducement expense related to debt conversion	22,000	-
Deferred tax provision	41,969	-
Changes in operating assets and liabilities:
Accounts receivable, net	466,256	(478,731)
Prepaid expenses and other current assets	25,181	(4,028)
Security deposits	(825)	(4,893)
Accounts payable and accrued expenses	236,337	(189,724)
Payroll and related liabilities	(305,216)	(214,039)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	471,480	(206,365)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in related party advances	-	(58,315)

NET CASH USED IN INVESTING ACTIVITIES	-	(58,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) proceeds from line of credit	(753,886)	66,309
Proceeds from convertible notes payable	-	60,000
Proceeds from notes payable	157,000	-
Deferred financing costs	-	(25,000)
Principal payments towards notes payable	(50,000)	-
Repayments of stockholder advances	(24,815)	-
Proceeds from sale of common stock	300,000	-
Payments to stockholder	-	(9,976)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(371,701)	91,333

Net increase (decrease) in cash and cash equivalents	99,779	(173,347)

Cash and cash equivalents, beginning of period	2,757	196,394

Cash and cash equivalents, end of period	$102,536	$23,047

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$165	$-
Cash paid for interest	$-	$69,270

NON-CASH ACTIVITIES

Common stock issued in connection with reverse merger	$100	$-
TSGL net loss on date of reverse merger converted to APIC	$45,619	$-
Common stock issued for prepaid consulting services	$500,000	$-
Common stock issued in conversion of convertible notes payable	$66,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO condensed consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project three years ago, EmployUS, has grown to ten offices in three states, with more than 150 customers and over 3,000 people employed as of September 30, 2014.

Effective July 1, 2013, EmployUS, changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the new name of EmployUS became EmployUS, Ltd. (“EmployUS, Ltd.”). The total number of authorized shares of common stock of EmployUS, Ltd is 200,000,000 having a par value of $0.001 per share. The two members of EmployUS, each owning 50%, received 15,000,000 shares of EmployUS Ltd.’s common stock. Since EmployUS, LLC and EmployUS, Ltd. had common ownership, the initial basis of the assets and liabilities recorded by EmployUS, Ltd. were the historical carrying value of these assets and liabilities of EmployUS. LLC. EmployUS, Ltd. has also retroactively reflected the issuance of the shares of common stock to the members of EmployUS, LLC as if the transaction occurred on January 1, 2013.

On January 22, 2014, The Staffing Group, Ltd. (“The Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUS, Ltd., all of the stockholders of EmployUS, Ltd. (the “EmployUS, Ltd. Shareholders”), and The Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement and upon the consummation of the closing, we issued an aggregate of 13,153,800 to the shareholders of EmployUS Ltd in exchange for the transfer of the EmployUS common stock. Additionally, three of our stockholder agreed to cancel an aggregate of 13,153,798 of our common stock.

The purpose of the transactions described above were to complete a reverse merger with the result being that EmployUS, Ltd., became a wholly-owned subsidiary of The Staffing Group, Ltd.  The Staffing Group, Ltd’s business operations will now focus on the business of EmployUS, Ltd.

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd and 6,050,000 shares held by Brian McLoone, EmployUS Ltd’s Chief Operating Officer but not a stockholder of EmployUs Ltd prior to the merger. As a result, the Company’s pre-merger stockholders, including Brian McLoone, hold approximately 62.52% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, Ltd. hold approximately 37.48%.

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company ceased its prior operations and became engaged in the business of EmployUS, Ltd. As the Company was formerly a shell company, no pro forma disclosures are required. The Exchange Agreement is being accounted for as a reverse merger and recapitalization and EmployUS, Ltd. is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company will therefore, take on EmployUS, Ltd.’s operating history. In connection with the reverse merger, Brent Callais, CEO of EmployUS, Ltd., became a director of the Company due to his expertise and experience.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 8-K filed on May 8, 2014 for the year ended December 31, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, and valuation allowance for deferred tax assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2014, Customer A accounted for 43% and 42% of the Company’s net revenue, respectively. Customer A’s accounts receivable was 21% of the Company’s total accounts receivable as of September 30, 2014 and 30% of the Company’s accounts receivable as of December 31, 2013.

For the three and nine months ended September 30, 2013, Customer A accounted for 48% and 24% of the Company’s net revenue, respectively.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $13,176 and $235,885 was considered necessary as of September 30, 2014 and December 31, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements.  Information regarding the Company’s liquidity and financial condition has been disclosed in Note 3.

Note 3 - Liquidity and Capital Resources

As of September 30, 2014, the Company had a stockholders’ deficit of $665,330. For the nine months ended September 30, 2014 and 2013, the Company had a net loss of $338,053 and a net profit of $456,972, respectively. At September 30, 2014, the Company had working capital surplus of $56,215 compared to a working capital deficit of $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company is currently delinquent with past due payroll tax liabilities from 2010 and 2011 however, since late 2011 the Company has been remitting payroll taxes in accordance with the Internal Revenue Service payment plan on a current basis. The Company cannot assure you that it will be able to continue to generate income from operations on a sustainable basis, as the Company continues to expand its infrastructure and further develop its marketing efforts.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $954,174 as of September 30, 2014, a decrease of $509,196 from December 31, 2013. As of September 30, 2014, the Company had cash balances of $102,536 as compared to $2,757 as of December 31, 2013, representing an increase of $99,779.

Net cash provided by operating activities was $471,480 for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $206,365 for the nine months ended September 30, 2013. The increase of $677,845 was due to better collection of accounts receivable during the nine months ended September 30, 2014

The Company anticipates continuing to rely on equity sales of its common shares in order to fund its business operations, in addition to repaying certain debt obligations as they become due. In the event the Company continues to experience liquidity and capital resources constraints because of continuing operating losses, greater than anticipated sales growth or otherwise, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its planned activities or satisfy its debt as it becomes due. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition.

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

On September 24, 2014, the Company entered into a Loan and Security Agreement with Crestmark which supersedes and replaces the original account purchase agreement.  The term of the facility is three years with an interest rate equal to the Prime Rate plus 5.75% per annum (6% floor), and a facility fee equal to 1% of the maximum loan amount. The Company is currently compliant with all covenants. The balance due to Crestmark as of September 30, 2014 and December 31, 2013 was $954,174 and $1,463,370 respectively. Interest and fees paid to Crestmark for the nine months ended September 30, 2014 and 2013 were $244,690 and $184,557, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the nine months ended September 30:

	2014	2013
Interest	$78,092	$59,206
Fees	166,598	125,351
Total	$244,690	$184,557

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

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum. Interest expense for the three and nine months ended September 30, 2014 was $2,363 and $3,439, respectively.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum. Interest expense for the three and nine months ended September 30, 2014 was $271 and $271, respectively.

Note 6 - Due to Stockholder

Amounts due to a stockholder of the Company of $452,695 and $447,629 as of September 30, 2014 and December 31, 2013, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $89,167 and $59,286 as at September 30, 2014 and December 31, 2013, respectively. The stockholder has agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the three months ended September 30, 2014 and 2013 was approximately $13,215 and $9,410, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was approximately $29,881 and $28,232, respectively.

Note 7 - Related-Party Transactions

The Company has recognized revenue for staffing services from two related parties during the nine months ended September 30, 2013, both of which are owned by a director of the Company. The total revenue for the three months ended September 30, 2013 was $4,169 from one party and $0 from the other. The total revenue for the nine months ended September 30, 2013 from one party was $17,186 and $4,204 from the other.

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

As of September 30, 2014 and December 31, 2013, the past due balance due to the IRS, including penalties, interest, and fees, totaled $522,291 and $827,507, respectively. The Company incurred $16,639 and $62,965 in penalties and interest from the IRS during the three and nine months ended September 30, 2014, respectively. The penalties and interest incurred for the three and nine months ended September 30, 2013 were not material.

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

On April 1, 2014, the Company entered into a consulting agreement for one year with a third party whereby the Company issued the consultant 1,000,000 shares of common stock valued at the market price of the Company’s common stock on April 1, 2014, or $0.50 per share, for a total value of $500,000, which will be charged to expense monthly throughout the term of the agreement, which is one year. $124,658 and $252,055 of stock compensation expense has been recognized for the three and nine month periods ended September 30, 2014.

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

Leases

The Company leases space for ten of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Branch offices are generally leased over periods from one to three years, and also on a month-to-month basis. For the three months ended September 30, 2014 and 2013, rent expense was $26,621 and $22,110, respectively. For the nine months ended September 30, 2014 and 2013, rent expense was $84,651 and $54,711, respectively.

As of September 30, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

2014 (remaining)	$21,533
2015	57,599
2016	18,921
Total	$98,053

Note 11- Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued.

On October 1, 2014, the Company closed its Northshore location due to the Company’s largest customer no longer requiring workers in that area.  For the nine months ended September 30, 2014, the Company had revenues of $2,759,839, and a net profit of $19,613 from the Northshore location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Staffing Group, Ltd. for the nine months ended September 30, 2014 and 2013, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group, Ltd’s, financial statements, and the notes to those condensed consolidated financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd and 6,050,000 shares held by Brian McLoone, EmployUs Ltd’s Chief Operating Officer, but not a stockholder of EmployUs Ltd prior to the merger. As a result, The Company’s pre-merger stockholders, including Brian McLoone, hold approximately 62.52% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, Ltd. hold approximately 37.48%.

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

Three Months Ended September 30, 2014 compared to 2013

The following table presents a summary of operating information by our single operating segment for the three months ended September 30, 2014 and 2013:

	2014	2013

Net Revenues
Contract staffing services	$5,187,602	$5,197,607

Cost of Services	4,323,096	4,049,995

Gross Profit	864,506	1,147,612

Selling, General and Administrative
General and administrative	419,706	316,609
Payroll and related expenses	380,433	277,210
Total Selling, General and Administrative	800,139	593,819

Income from Operations	64,367	553,793

Other (Expenses) Income
Interest expense	(53,553)	(45,794)
Other (expense) income	(5,059)	48,970

Total Other (Expenses) Income	(58,612)	3,176

Income before Provision for Income Taxes	5,775	556,969

Provision for Income Taxes	711	54,564

Net Income	$5,044	$502,405

Contract Staffing Services:

Contract staffing services decreased by $10,005 or approximately 0.19% from $5,197,607 for the three months ended September 30, 2013 to $5,187,602 for the three months ended September 30, 2014.  The decrease was due to multiple customers finishing projects with the Company and the Company entering into new projects with new customers concurrently.

Cost of Services:

Cost of services increased by $273,101 or approximately 6.74% from $4,049,995 for the three months ended September 30, 2013 to $4,323,096 for the three months ended September 30, 2014.  The increase was due primarily to the increase in the Company’s workers compensation rates as well as the increase in the workers compensation deductible.

Gross profit:

Gross profit decreased by $283,106 or approximately 24.67% from $1,147,612 for the three months ended September 30, 2013 to $864,506 for the three months ended September 30, 2014.  The decrease was due primarily to the increased workers compensation costs along with the timing of projects with customers.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $419,706 for the three months ended September 30, 2014, an increase of $103,097 or approximately 32.56%, from $316,609 for the three months ended September 30, 2013. The reason for this increase stems from a $165,201 increase in professional fees for September 30, 2014, compared to September 30, 2013, which is due to the need of more professionals to assist the Company with its SEC filings and matters relating to being a public company. Additionally, credit card fees increased by $16,566 for the three months ended September 30, 2014 due to the Company’s acceptance of credit card payments which began in the middle of 2013. The increase is offset by a $81,499 decrease in bad debt expense relating to the partial receipt of a receivable previously thought to be uncollectible for the three months ended September 30, 2014, compared to September 30, 2013.

Payroll and Related Expenses:

Payroll and related expenses were $380,433 for the three months ended September 30, 2014, an increase of $103,223 or approximately 37.24%, from $277,210 for the three months ended September 30, 2013. The increase was due primarily to the Company opening two new locations in late 2013, thus causing the need for more administrative staff which increased overall wages, payroll taxes and associated benefits.

Other Expenses and Income:

Other expenses were $58,612 for the three months ended September 30, 2014, an increase of $61,788 or approximately 1945.47%, from other income of $3,176 for the three months ended September 30, 2013. Additionally, and included in the total for other expenses, was an increase in the Company’s interest expense and fees of $7,759 related to its increase borrowing from its line of credit for the three month period ended September 30, 2014, as well an adjustment to the interest charged on outstanding payroll liabilities for the three months ended September 30, 2013, causing an increase in interest expense.

Net Income:

As a result of the above factors, the Company recognized net income of $5,044 for the three months ended September 30, 2014, as compared to $502,405 for the three months ended September 30, 2013, a decrease of $497,361 or approximately 99.00%. The decrease in net income was due to general overhead increases due to an increase in our customer base, as well as an increase in general and administrative expenses stemming from credit card charges from the customer’s use of credit cards to make payments, as the Company began accepting credit cards from customers in the middle of 2013, but did not accept credit cards for the three month period ended September 30, 2013. In connection with the reverse merger, and since then, the Company incurred fees for the three month period ended September 30, 2014, due to its public company status, such as hiring outside consultants with SEC experience to assist management with their filings and internal controls, stock transfer fees associated with the handling of the Company’s common stock activity, and filing fees in connection with their public filings.

Nine Months Ended September 30, 2014 compared to 2013

The following table presents a summary of operating information by our single operating segment for the nine months ended September 30, 2014 and 2013:

	2014	2013

Net Revenues
Contract staffing services	$16,715,436	$10,276,195

Cost of Services	14,227,308	8,212,125

Gross Profit	2,488,128	2,064,070

Selling, General and Administrative
General and administrative	1,500,049	652,722
Payroll and related expenses	1,117,251	838,286
Total Selling, General and Administrative	2,617,300	1,491,008

(Loss) Income from Operations	(129,172)	537,062

Other (Expenses) Income
Interest expense	(164,528)	(69,270)
Other (expense) income	(12,128)	7,744

Total Other (Expenses) Income	(176,656)	(61,526)

(Loss) Income before Provision for Income Taxes	(305,828)	511,536

Provision for Income Taxes	32,225	54,564

Net (Loss) Income	$(338,053)	$456,972

Contract Staffing Services:

Contract staffing services increased by $6,439,241 or approximately 62.66% from $10,276,195 for the nine months ended September 30, 2013 to $16,715,436 for the nine months ended September 30, 2014.  The increase was due primarily to organic growth of our existing customers. In June 2013, the Company acquired a new customer which accounted for approximately 32% of the Company’s net revenue for the year 2013, and approximately 42% of the revenue for the nine months ended September 30, 2014. This new customer has increased the reputation of the Company as a premier staffing service, which in turn has helped to attract new business from that point in June 2013 through September 2014.

Cost of Services:

Cost of services increased by $6,015,183 or approximately 73.25% from $8,212,125 for the nine months ended September 30, 2013 to $14,227,308 for the nine months ended September 30, 2014.  The increase was due primarily to the corresponding increase in sales, due to the Company acquiring a new customer in June 2013 which accounted for approximately 32% of the revenue for the year 2013, and approximately 42% of the revenue for the nine months ended September 30, 2014. As a result, the Company had a corresponding increase in its cost of services.

Gross profit:

Gross profit increased by $424,058, or approximately 20.54%, from $2,064,070 for the nine months ended September 30, 2013 to $2,488,128 for the nine months ended September 30, 2014.  Gross profit did not increase at the same rate as the increase in sales due to the new account having a lower margin of 14%, which is less than the margin of our existing customers.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,500,049 for the nine months ended September 30, 2014, an increase of $847,327 or approximately 129.80%, from $652,722 for the nine months ended September 30, 2013. The reason for this increase is due to fees associated with the use of credit cards by the Company’s customers amounting to $145,196 for the nine month period ended September 30, 2014, which the Company started accepting for the payment of contract staffing services for the first time in the middle of 2013. Another cause for the overall increase stems from a $520,199 increase in professional fees for September 30, 2014, compared to September 30, 2013, which is due to the need of more professionals to assist the Company with its SEC filings and matters relating to being a public company.

Payroll and Related Expenses:

Payroll and related expenses were $1,117,251 for the nine months ended September 30, 2014, an increase of $278,965 or approximately 33.3%, from $838,286 for the nine months ended September 30, 2013. The increase was due primarily to the Company opening two new locations in late 2013, thus causing the need for more administrative staff which increased overall wages, payroll taxes and associated benefits.

Other Expenses:

Other expenses were $176,656 for the nine months ended September 30, 2014, an increase of $115,130 or approximately 187.12%, from $61,526 for the nine months ended September 30, 2013. The Company saw an increase in its interest expense and fees of $95,285 related to its increase borrowing from its line of credit for the nine month period ended September 30, 2014.

Net Loss:

As a result of the above factors, we recognized net loss of $338,053 for the nine months ended September 30, 2014, as compared to net income of $456,972 for the nine months ended September 30, 2013, a decrease of $795,025 or approximately 173,98%. The net loss was due to general overhead increases due to an increase in customer base, as well as an increase in general and administrative expenses stemming from credit card charges from the customer’s use of credit cards to make payments, as the Company began accepting credit cards from customers in the middle of 2013, but did not accept credit cards for the nine month period ended September 30, 2013. In connection with the reverse merger, and since then, the Company incurred fees for the nine month period ended September 30, 2014, due to its public company status, such as hiring outside consultants with SEC experience to assist management with their filings and internal controls, stock transfer fees associated with the handling of the Company’s common stock activity, and filing fees in connection with their public filings.

Liquidity and Capital Resources

As of September 30, 2014, the Company had a stockholders’ deficit of $665,330. For the nine months ended September 30, 2014 and 2013, the Company had a net loss of $338,053 and net income of $456,972, respectively. At September 30, 2014, the Company had working capital surplus of $56,215 compared to a deficit of $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, a bad debt of approximately $206,000 in 2012 on one receivable, and an increase in staff payroll and rent, due to an expansion of operations. The Company is currently delinquent with past due payroll tax liabilities from 2010 and 2011, however, since late 2011 the Company has been remitting payroll taxes in accordance with the Internal Revenue Service payment plan on a current basis.

Our principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $954,174 as of September 30, 2014, a decrease of $509,196 from December 31, 2013. As of September 30, 2014, we had cash balances of $102,536 as compared to $2,757 as of December 31, 2013, representing an increase of $99,779.

Net cash provided by operating activities was $471,480 for the nine months ended September 30, 2014 as compared to net cash used by operating activities of $206,365 for the nine months ended September 30, 2013. The increase of $677,845 was due to an increase in accounts payable as well as better collection of accounts receivable during the nine months ended September 30, 2014

Net cash used in investing activities was $0 and $58,315 for the nine months ended September 30, 2014 and 2013.

Net cash used in financing activities amounted to $371,701 for the nine months ended September 30, 2014, compared to $91,333 net cash provided by financing activities for the nine months ended September 30, 2013 representing an decrease of $463,034.  This was primarily due to net decrease of the line of credit of $753,886 that occurred in the nine months ended September 30, 2014. The Company also received cash proceeds of $157,000, of which $50,000 of principal was paid back.

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

2014-2015 Outlook

The Company, due to the acquisition of EmployUS, Ltd., has grown organically from one location in the beginning of 2011 to ten locations by the end of 2013 with sales exceeding $15,000,000. The 2014 – 2015 growth plan started out with a three tiered approach that involved organic growth, expansion to new service locations as well as an acquisition plan. Due to unforeseen circumstances, the company has been unable to raise the capital for either the expansion or the acquisition portion of the plan, however the organic growth portion is on pace to exceed the previously estimated organic growth plan of 20%.

In order to successfully complete our 2014-2015 outlook, we anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations, in addition to repaying certain debt obligations as they become due. In the event the Company continues to experience liquidity and capital resources constraints because of continuing operating losses, greater than anticipated sales growth or otherwise, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing our current debt. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities or satisfy our debt as it becomes due. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of operating results expected for future periods.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 17, 2014, the SEC charged one of our largest shareholders, in an elaborate pump-and-dump scheme involving market manipulation of an unrelated microcap company. In a parallel action, the U.S. Attorney’s Office for the Eastern District of New York announced criminal charges against said shareholder. The shareholder is not an officer or director of The Staffing Group, Ltd. and is not involved in our business operations but does hold a significant number of shares of our common stock.

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

The Staffing Group Ltd.

Dated: November 14, 2014	By: /s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

