Form 10-K
period 2014-12-31
Staffing Group, Ltd.
filed 2015-04-14
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of June 30, 2014 was $6,531,203.

As of April 14, 2015, the registrant had 37,220,013 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

Our Company and Corporate History

We were originally incorporated under the laws of the State of Nevada on June 11, 2012 under the name Aviana, Corp.  Our original business was a Poland based corporation that operated a consulting business in EMF (electromagnetic fields), Microwave, Electrical and Ionizing detection, shielding and protection in Poland. We were unsuccessful in operating our business and on August 27, 2013 we entered into a binding letter of intent with EmployUS, Ltd. (“EmployUS”). It was in connection with that letter of intent that our prior officer and director, Liudmila Yuziuk, resigned and we appointed Mr. Brian McLoone as our sole officer and director. In addition, we changed our name to The Staffing Group, Ltd. to better represent our new business operations.

On January 22, 2014, we entered into the Exchange Agreement with EmployUS which agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

●	Each share of EmployUS’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 13,153,800 shares of our common stock.

●	Three of our shareholders agreed to cancel the following shares:

(i)	Joseph Albunio agreed to cancel 8,386,413 shares of his common stock. After the cancellation he owns 500,000 shares of our common stock.

(ii)	Brian McLoone agreed to cancel 2,836,413 shares of his common stock. After the cancellation he owns 6,050,000 shares of our common stock.

(iii)	Luidmila Yuziuk agreed to cancel 1,930,972 shares of her common stock. After the cancellation, she does not own any shares of our common stock.

Following the Exchange Agreement, there were 35,100,011 shares of our common stock issued and outstanding, which include 13,153,800 shares held by former stockholders of EmployUS and 6,050,000 by Brian McLoone, EmployUS’s Chief Operations Officer and The Staffing Group, LTD’s Chief Executive Officer, but not a stockholder of EmployUS prior to the merger. As a result, the Company’s pre-merger stockholders, excluding Brian McLoone, held approximately 45.28% of the Company’s issued and outstanding shares of common stock and the former stockholder of EmployUS, including Brian McLoone, held approximately 54.72%.

The Exchange Agreement was accounted for as a reverse merger and recapitalization and EmployUS was deemed to be the acquirer in the reverse merger for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the financial statements prior to the closing are those of EmployUS, and the consolidated financial statements of the Company after completion of the reverse merger will include the assets and liabilities of EmployUS, historical operations of EmployUS and operations of EmployUS from the Closing Date of the Exchange Agreement.

Subsidiaries

Following the closing of the Exchange Agreement, EmployUS became our wholly-owned subsidiary. We are the legal acquirer in this transaction. Neither we nor EmployUS have any other subsidiaries.

Description of Business

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work on many major construction projects as well as light industrial projects in the Southeast United States. From its single initial project four years ago, EmployUS has aggressively grown to 9 offices in 3 states with more than 300 customers and has provided employment to more than 4,500 individuals as of December 31, 2014.

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

To expand the Company’s business, the leadership team employs a professional sales team with a lead generation system that targets new customers and utilizes sources such as permits issued for construction projects. The Company plans on an aggressive expansion of their existing business and sales model throughout the United States and internationally. In addition, the Company has forged relationships with industry leaders within the construction, light industrial and stevedoring industry. The prospective synergy between these various, interrelated industries and their leaders, we believe, will create growth and increased margins due to the existing pipeline of business and management overlap.

Our Industry

EmployUS primary focus is the blue collar staffing industry. The primary placements that EmployUS makes are to companies in the construction industry, light industrial, refuse industry, stevedoring and ship repair.

Products and Services

We are a service provider that is in the business of providing temporary staffing solutions in the way of general laborers to construction, light industrial, refuse, ship repair and stevedoring companies.  EmployUS recruits, hires, trains and manages skilled workers so the client doesn’t have to. By eliminating the administrative requirements of finding and employing skilled workers, EmployUS gives its clients the ability to focus on the important task of managing and growing their business and not worry about staffing their projects. Services included when utilizing EmployUS for temporary labor are payroll related taxes, workers’ compensation insurance, general liability Insurance, personal protective equipment, safety training programs, drug and alcohol screening, background checks.  EmployUS is currently working in 3 states in the Southeast United States.  EmployUS has one location in Jackson, Mississippi, four locations in Florida (Tampa, Sarasota, Titusville and Jacksonville), and four locations in Louisiana (New Orleans, Metairie, Baton Rouge and Houma).

EmployUS relies on a workforce from the local communities that we and our clients operate in.  We do not provide a tangible product that relies on the availability of raw materials. We rely on the services being provided by each employee. EmployUS provides temporary help to customers within a 40 mile radius of each location.  We recruit locally so that we do not have logistical problems dispatching the workforce.

Seasonality of the Business

We operate, through our wholly owned subsidiary, EmployUS, throughout the entire year.  Our work is not seasonal, however, historical data shows that the 3rd quarter is the strongest quarter of the year and December through January tend to be the slowest time due to the holidays.

Concentration or Dependence on Key Vendors, Suppliers or Clients

We, through our wholly owned subsidiary, EmployUS, are not dependent on any single supplier and our product is based on the manpower that we provide.  Currently, EmployUS has over 300 active clients spread out through 9 locations.  As of December 31, 2014, our single largest customer was Progressive Waste. They are currently using our services in three (3) of our locations. They accounted for approximately 41% of our gross revenue for the fiscal year ended December 31, 2014. However, for the fiscal year ended 2015, we expect that Progressive Waste will account for approximately 15% of our gross revenue due to diversification of our customer basis. However, we believe Progressive Waste will still be one of our two largest customers. We expect that our two largest customers will account for a total of 30% of our total gross revenue for fiscal year 2015.

Marketing

We, through our wholly owned subsidiary, EmployUS, rely on a trained sales force to market its services in the territories that it has locations. The marketing plan consists of field sales calls by both account executives as well as branch managers. EmployUS also relies on telemarketing and direct mail as a means to market our services. Lastly we utilize local state and national industry associations to market our company. Through the efforts of our staff, a solid relationship has been established with our current customers. Many of our clients start by using us at one location and then refer us to other locations in the same or sometimes different markets. Our primary source of generating sales leads is through field sales calls. This provides us the opportunity to visit prospective clients in their work environment, which we believe will increase our chances of doing business with them. Staffing is a highly competitive industry and building relationships is the primary way to grow your market share.

Competition

The staffing industry is highly competitive and fragmented throughout the Southeast United States.  There are multiple staffing companies that fill a wide variety of positions and service a wide variety of industries. Our competition would be those that focus on blue collar staffing.  The largest competitor is Labor Ready with over 600 locations nationwide and they are in all of our markets.  Pacesetters is another company that has over 70 locations in the Southeast and they are in all of our Florida markets.  Trillium Staffing and Savard Staffing are two smaller companies that we compete with and they are in every one of our markets in Louisiana.  In addition to these companies previously mentioned each office has at a minimum ten other local staffing companies that they directly compete with.

Regulatory Matters/Compliance

We are not aware of any need for any government approval of our principal services. We do not anticipate any governmental regulations on our business. However, we do provide workers compensation insurance for all our employees and we must ensure we are adhering to all OSHA requirements.  We are responsible for all federal, state and local taxes for our employees.  When working in a port all employees must have a T.W.I.C. identification card which ensures they are authorized to work in heightened security atmosphere.  Employees that work on federally funded projects have their wages determined and validated by the federal government based on The Davis Bacon Act.  Like all large employers EmployUS will also have to adhere to the Affordable Care Act

Intellectual Property

We do not have any intellectual property or proprietary rights to any of our services.

Research and Development

We are a provider of staffing services for blue-collar jobs. We do not spend any resources on research and development. We incur approximately $100,000 per year on developing and training our staffers to better understand our clients and to ensure that we are meeting the needs of our clients.

Employees

As of April 14, 2015, we have twenty-one (21) full-time employees.  None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Additionally, we do employ a number of part-time employees that are staffed with our clients. These employees are hired on a part-time and as-needed basis. At any one time, we would have approximately 500 part-time employees staffed with our clients and have employed approximately 4,500 individuals over the past fiscal year.

Corporation Information

Our principal executive offices are located at 400 Poydras Street, Suite 1165, New Orleans, Louisiana 70130. Our telephone number is (504) 525-7955. Our website is www.employusllc.com.

Item 1A.  Risk Factors.

This information is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

The Company’s corporate headquarters is located in New Orleans, Louisiana. The Company currently leases space located at 400 Poydras Street, Suite 1165, New Orleans, LA 70130. The lease is for a term of thirty seven months beginning on September 1, 2013. Our lease payments are $1,979 until September 30, 2014 and each year thereafter the monthly base rent increases to $2,041 per month for the next year and then $2,103 per month for the final year of the lease. The Company believes that the current location is sufficient for the Company’s needs at this time.

The Company currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

We also have eight (8) other offices. A brief summary of locations, term of lease and monthly rent is as follows:

Lease Location	Term of Lease	Base Monthly Rent
Titusville, Florida	Month to Month	$525
Metairie, Louisiana	1/1/2015 to 12/31/2015	$1,350
Sarasota, Florida	Month to Month	$161
Tampa, Florida	8/1/2104 to 7/31/2015	$1,053.95
Houma, Louisiana	Month to Month	$700
Jackson, Mississippi	Month to Month	$800
Baton Rouge, Louisiana	Month to Month	$675
Jacksonville, Florida	5/1/2015 to 4/30/2016	$913.41

Each of these offices is used as a place to recruit local staff to service our clients. We also have sales staff at each location to meet with prospective clients.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From August 2013 until October 2013, the Company’s common stock has been listed for quotation on the OTCBB under the symbol “AVIA”. Since October 2013, the Company’s common stock has been listed for quotation on the OTCBB under the symbol “TSGL.”

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High		Low
Fiscal Year 2013
First quarter ended March 31, 2013	$	-*	$	-*
Second quarter ended June 30, 2013	$	-*	$	-*
Third quarter ended September 30, 2013	$	-*	$	*
Fourth quarter ended December 31, 2013		$0.59		$0.20

Fiscal Year 2014
First quarter ended March 31, 2014		$0.53		$0.12
Second quarter ended June 30, 2014		$0.59		$0.12
Third quarter ended September 30, 2014		$0.28		$0.05
Fourth quarter ended December 31, 2014		$0.07		$0.01

* Indicates that the Company was listed for quotation but no trading actually occurred during this period.

Approximate Number of Equity Security Holders

As of April 14, 2015, there were approximately 128 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent the Company from declaring dividends.  The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay the debts as they become due in the usual course of business; or

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

On February 14, 2014, we issued 13,153,800 shares of our common stock to the former stockholders of EmployUS, pursuant to the terms of the Exchange Agreement.

On April 29, 2014, we issued 826,668 shares of our common stock to certain individuals pursuant to certain stock purchase agreements for the sale of our common stock.

On April 29, 2014, we issued 1,000,000 shares of our common stock to an individual pursuant to a consulting agreement whereby such consultant would be providing us with market awareness services.

On July 11, 2014, we issued 293,334 shares of our common stock to three noteholders as requested by such noteholders pursuant to a Notice of Conversion of their Convertible Notes.

All of the securities issued herein were not registered under the Securities Act, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group, Ltd. for the years ended December 31, 2014 and 2013, should be read in conjunction with the Selected Consolidated Financial Statements, of The Staffing Group, Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On January 22, 2014, The Staffing Group, Ltd. (“The Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUS, all of the stockholders of EmployUS (the “EmployUS, Ltd. Shareholders”), and The Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.

The purposes of the transactions described above were to complete a reverse merger with the result being that EmployUS., became a wholly-owned subsidiary of The Staffing Group, Ltd.  The Staffing Group, Ltd’s business operations will now focus on the business of EmployUS.

Following the Exchange Agreement, there were 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS and 6,050,000 shares held by Brian McLoone, EmployUS Chief Operating Officer, but not a stockholder of EmployUS prior to the merger. As a result, The Company’s pre-merger stockholders, excluding Brian McLoone, held approximately 45.28% of The Company’s issued and outstanding shares of common stock and the former stockholders of EmployUS, including Brian McLoone held approximately 54.72%.

The Company ceased its prior operations and became engaged in the business of EmployUS. As The Company was formerly a shell company, no pro forma disclosures are required. The Exchange Agreement is being accounted for as a reverse merger and recapitalization and EmployUS is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company will therefore, take on EmployUS’s operating history. In connection with the reverse merger, Brent Callais, CEO of EmployUS, became a director of the Company due to his expertise and experience.

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work in the light industrial industry as well as on many of the construction projects in the Southeast United States. EmployUS, quickly expanded operations throughout the state of Louisiana. From its single initial project four years ago, EmployUS, has grown to 9 offices in 3 states with more than 300 customers serviced in 2014 and has provided employment to over 4,500 individuals over that same period of time.

EmployUS is led by a management team consisting of industry professionals that capitalizes on their team’s extensive business experience, track record of profitable growth and nationwide network of client relationships. EmployUS recruits, hires, employs and manages skilled workers, eliminating the need for the client do so. By eliminating this necessary administrative requirement of identifying and employing skilled workers, the client has the ability to focus on the important task of managing and growing their own business without needing to worry about the company’s labor needs.

The benefits of utilizing The Staffing Group Ltd. include:

•	Employer related payroll taxes covered by the Company
•	Workers’ compensation Insurance
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers.

Year Ended December 31, 2014 compared to 2013

The following table presents a summary of operating information by our single operating segment for the year ended December 31, 2014 and 2013:

	2014	2013

Net Revenues
Contract staffing services	$20,700,657	$15,561,400

Cost of Services	17,564,351	13,019,241

Gross Profit	3,136,306	2,542,159

Selling, General and Administrative
Payroll and related expenses	1,476,537	1,343,280
General and administrative expenses	1,930,150	1,154,614
Total Selling, General and Administrative	3,406,687	2,497,894

(Loss) Income from Operations	(270,381)	44,265

Other (Expenses) Income
Interest expense	(197,623)	(172,622)
Other (expense) income	(11,315)	98,346

Total Other Expenses	(208,938)	(74,276)

Loss before Provision for Income Taxes	(479,319)	(30,011)

Provision for Income Taxes	(31,513)	33,985

Net (Loss) Income	$(510,832)	$3,974

Contract Staffing Services:

Contract staffing services increased by $5,139,257 or approximately 33.03% from $15,561,400 for the year ended December 31, 2013 to $20,700,657 for the year ended December 31, 2014.  The increase was due primarily to organic growth of our existing customers and a full year of the significant customer in 2013. In June 2013, the Company acquired a new customer which accounted for approximately 32% of the Company’s net revenue for the year ended December 31, 2013, and approximately 41% of the revenue for the year ended December 31, 2014.

Cost of Services:

Cost of services increased by $4,545,110 or approximately 34.91% from $13,019,241 for the year ended December 31, 2013 to $17,564,351 for the year ended December 31, 2014.  The increase was due primarily to the corresponding increase in sales, due to the Company acquiring a new customer in June 2013 which accounted for approximately 32% of the revenue for the year 2013, and approximately 41% of the revenue for the year ended December 31, 2014. As a result, the Company had a corresponding increase in its cost of services.

Gross profit:

Gross profit increased by $594,147, or approximately 23.37%,  from $2,542,159 for the year ended December 31, 2013 to $3,136,306 for the year ended December 31, 2014.  Gross profit did not increase at the same rate as the increase in sales due to the new account having a lower margin of 14%, which is less than the margin of our existing customers.

Payroll and Related Expenses:

Payroll and related expenses were $1,476,879 for the year ended December 31, 2014, an increase of $133,599 or approximately 9.95%, from $1,343,280 for the year ended December 31, 2013. The increase was due primarily to the Company opening two new locations in late 2013, thus causing the need for more administrative staff which increased overall wages, payroll taxes and associated benefits.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,930,150 for the year ended December 31, 2014, an increase of $775,536 or approximately 67.17%, from $1,154,614 for the year ended December 31, 2013. The reason for this increase is due to fees associated with the use of credit cards by the Company’s customers amounting to $163,405 for the year ended December 31, 2014, which the Company started accepting for the payment of contract staffing services for the first time in the middle of 2013. This represents an increase of $59,803 from 2013 charges. Another cause for the overall increase stems from a $569,223 increase in professional fees for December 31, 2014, compared to December 31, 2013, which is due to the need of more professionals to assist the Company with its SEC filings and matters relating to being a public company.

Other Expenses:

Other expenses were $208,938 for the year ended December 31, 2014, an increase of $134,662 or approximately 181.3%, from $74,276 for the year ended December 31, 2013. The increase is mainly due to a reversal of $90,000 of previously accrued interest and penalties related to its outstanding payroll tax obligations upon entering into an installment agreement with the taxing authorities in 2013. Additionally, the Company saw an increase in its interest expense and fees of $25,000 related to its increase borrowing from its line of credit for the year ended December 31, 2014.

Net Loss:

As a result of the above factors, we recognized net loss of $510,832 for the year ended December 31, 2014, as compared to net income of $3,974 for the year ended December 31, 2013, a decrease of $514,806. The net loss was due to general overhead increases due to the need to support an increased customer base, as well as an increase in general and administrative expenses stemming from credit card charges from the customer’s use of credit cards to make payments, as the Company began accepting credit cards from customers in the middle of 2013. In connection with the reverse merger, and since then, the Company incurred fees for the year ended December 31, 2014, due to its public company status, such as hiring outside consultants with SEC experience to assist management with their filings and internal controls, stock transfer fees associated with the handling of the Company’s common stock activity, and filing fees in connection with their public filings.

Liquidity and Capital Resources

As of December 31, 2014, the Company had a stockholders’ deficit of $838,102. For the years ended December 31, 2014 and 2013, the Company had a net loss of $510,832 and net income of $3,974, respectively. At December 31, 2014, the Company had a working capital deficit of $143,314 compared to $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011 and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

Our principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,364,543 as of December 31, 2014, a decrease of $98,827 from December 31, 2013. As of December 31, 2014, we had cash balances of $4,216 as compared to $2,757 as of December 31, 2013, representing an increase of $1,459.

Net cash provided by operating activities was $5,083 for the year ended December 31, 2014 as compared to net cash used by operating activities of $560,581 for the year ended December 31, 2013. The increase of $565,664 was principally due to more timely and consistent collection of accounts receivable during the year ended December 31, 2014.

For the year ended December 31, 2013, net cash used in investing activities was not significant. However, upon consummating the merger, EmployUS was the beneficiary of $150,000 of bridge funding into the Company prior to the merger.

Net cash used in financing activities amounted to $153,624 for the year ended December 31, 2014, compared to net cash provided by financing activities of $372,473 for the year ended December 31, 2013 representing a decrease of $526,097.  This was primarily due to net decrease of the line of credit of $752,773, which occurred in the year ended December 31, 2014. Additionally the Company received $150,000 in proceeds from the sale of common stock. The Company also received cash proceeds of $157,000 from convertible notes payable, of which $50,000 of principal was repaid.

Bank loans/Line of Credit

EmployUS, Ltd. has a line of credit with Crestmark Bank for working capital and capital investment and one loan from an investor made in connection with the merger.

1.	In October 2011, EmployUS entered into an account purchase agreement with Crestmark Bank to provide working capital. The account purchase agreement allows Crestmark to advance the Company funds on eligible accounts receivable at its sole discretion. The term of the facility is three years with an interest rate equal to the Prime Rate plus 6.5% per annum (9% floor) and a facility fee equal to 1% of the maximum loan amount on an annual basis. The line is secured by collateral consisting of all of the Company’s assets. The Company is currently compliant with all covenants. The balance due to Crestmark as of December 31, 2014 and December 31, 2013 was $1,364,543 and $1,463,370, respectively. Interest and fees paid to Crestmark for the years ended December 31, 2014 and 2013 was $296,983 and $282,153, respectively.

We believe that our currently available working capital and credit facilities referred to above should be adequate to sustain our operations at the current level for the next twelve months.

2015-2016 Outlook

EmployUS has grown organically from one location in the beginning of 2011 to nine locations by the end of 2014 with sales exceeding $20,000,000. The 2015 – 2016 growth plan consists of a three tiered approach. The first tier involves growing the volume of our current locations and more importantly improving the margins at those locations. During 2014, we took on some lower margin and higher risk business locations. We have now decided that the lower margin business is not allowing us to operate efficiently and we have closed two of those locations which allowed us to reduce the number of locations we operate from 11 locations back down to 9 locations. The two locations that we closed accounted for nearly $5,000,000 in sales but provided zero profitability to the Company. The expectation is that we should collectively increase the annual sales by 15% from our remaining nine locations. Tier two involves organic expansion. By maximizing the current relationships with our existing customers, EmployUS intends to open three additional locations by the end of 2015 and then 3 additional locations in 2016. The final tier will be growth through acquisition. Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition. EmployUS intends to pursue possibly acquiring one or two small staffing companies each year.

In order to successfully complete our 2015-2016 outlook, we anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2014 and December 31, 2013.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in Note 2 to the audited financial statement included elsewhere and in this, our Annual Report, filed on Form 10-K for the year ended December 31, 2014.

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

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Staffing Group Ltd.

We have audited the accompanying consolidated balance sheets of The Staffing Group, Ltd. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Staffing Group, Ltd. as of December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

April 14, 2015

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,216	$2,757
Accounts receivable, net	1,621,861	1,730,365
Deferred financing costs	-	9,315
Prepaid expenses and other current assets	158,592	37,614
Deferred tax asset	-	43,729
Total Current Assets	1,784,669	1,823,780

Property and equipment, net	22,174	30,997
Security deposits	29,055	30,530

TOTAL ASSETS	$1,835,898	$1,885,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$258,752	$296,327
Line of credit	1,364,543	1,463,370
Convertible notes payable	-	60,000
Notes payable	107,000	-
Income tax payable	-	9,744
Current portion of payroll related liabilities	197,688	400,928
Total Current Liabilities	1,927,983	2,230,369

Long term portion of payroll related liabilities	273,730	426,579
Due to stockholders	472,287	447,629

TOTAL LIABILITIES	2,674,000	3,104,577

Commitments and contingencies (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued and outstanding.	-	-
Common stock par value $0.001: 75,000,000 shares authorized; 37,220,013 and 30,000,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	37,220	30,000
Additional paid-in capital	1,633,704	748,924
Accumulated deficit	(2,509,026)	(1,998,194)
TOTAL STOCKHOLDERS' DEFICIT	(838,102)	(1,219,270)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,835,898	$1,885,307

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31
	2014	2013

NET REVENUES
Contract staffing services	$20,700,657	$15,561,400

COST OF SERVICES
	17,564,351	13,019,241

GROSS PROFIT	3,136,306	2,542,159

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	1,476,537	1,343,280
Selling, general and administrative expenses	1,930,150	1,154,614
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	3,406,687	2,497,894

(LOSS) INCOME FROM OPERATIONS	(270,381)	44,265

OTHER (EXPENSE) INCOME
Interest expense	(197,623)	(172,622)
Other (expense) income	(11,315)	98,346
TOTAL OTHER EXPENSE	(208,938)	(74,276)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(479,319)	(30,011)

(Provision) benefit for income taxes	(31,513)	33,985

NET (LOSS) INCOME	(510,832)	3,974

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	36,046,623	30,000,000

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2012	-	$-	30,000,000	$30,000	$748,924	$(2,002,168)	$(1,223,244)

Net loss	-	-	-	-	-	3,974	3,974

Balance - December 31, 2013	-	-	30,000,000	30,000	748,924	(1,998,194)	(1,219,270)

Shares issued in connection with reverse capitalization			5,100,011	5,100	148,900		154,000
Stock issued for cash			800,000	800	149,200		150,000
Shares issued as cost of private placement			26,668	27	(27)		-
Stock issued for prepaid consulting fees			1,000,000	1,000	499,000		500,000
Stock issued for conversion of debt			293,334	293	65,707		66,000
Inducement expense related to conversion of debt					22,000		22,000
Net loss	-	-	-	-	-	(510,832)	(510,832)

Balance - December 31, 2014	-	$-	37,220,013	$37,220	$1,633,704	$(2,509,026)	$(838,102)

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(510,832)	$3,974
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Recoveries) Provision for doubtful accounts	(41,365)	20,821
Depreciation expense	8,823	8,069
Interest and fees on line of credit	296,983	88,510
Interest on stockholder loans	39,472	37,746
Amortization of deferred financing costs	9,315	15,685
Inducement expense related to debt conversion	22,000	-
Deferred tax provision	43,729	(43,729)
Changes in operating assets and liabilities:
Accounts receivable, net	149,869	(373,150)
Prepaid expenses and other current assets	383,022	(27,745)
Security deposits	1,475	(23,893)
Accounts payable and accrued expenses	(41,319)	(16,390)
Payroll related liabilities	(356,089)	(250,479)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,083	(560,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from merger	150,000	-
Purchase of property and equipment	-	(5,529)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	150,000	(5,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) proceeds from line of credit	(395,810)	356,963
Proceeds from convertible notes payable	-	60,000
Proceeds from notes payable	157,000	-
Deferred financing costs	-	(25,000)
Principal payments towards notes payable	(50,000)	-
Proceeds from sale of common stock	150,000	-
Payments to stockholder	(14,814)	(19,490)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(153,624)	372,473

Net increase (decrease) in cash and cash equivalents	1,459	(193,637)

Cash and cash equivalents, beginning of year	2,757	196,394

Cash and cash equivalents, end of year	$4,216	$2,757

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$165	$-
Cash paid for interest	$-	$197,688

NON-CASH ACTIVITIES

Prepaids and other current assets received in connection with reverse merger	$4,000	$-
Common stock issued for prepaid consulting services	$500,000	$-
Common stock issued in conversion of convertible notes payable and accrued interest	$66,000	$-

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project four years ago, EmployUS, has grown to nine offices in three states, with more than 300 customers and has provided employment to over 4,500 individuals as of December 31, 2014.

Effective July 1, 2013, EmployUS, changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the new name of EmployUS became EmployUS, Ltd. (“EmployUS, Ltd.”). The total number of authorized shares of common stock of EmployUS, Ltd. is 200,000,000 having a par value of $0.001 per share. The two members of EmployUS, each owning 50%, received 15,000,000 shares of EmployUS Ltd.’s common stock. Since EmployUS and EmployUS, Ltd. had common ownership, the initial basis of the assets and liabilities recorded by EmployUS, Ltd. were the historical carrying value of these assets and liabilities of EmployUS. EmployUS, Ltd. has also retroactively reflected the issuance of the shares of common stock to the members of EmployUS as if the transaction occurred on January 1, 2013.

On January 22, 2014, The Staffing Group, Ltd. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUS, Ltd., all of the stockholders of EmployUS, Ltd. (the “EmployUS, Ltd. Shareholders”), and the Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement and upon the consummation of the closing, the Company issued an aggregate of 13,153,800 to the shareholders of EmployUS Ltd in exchange for the transfer of the EmployUS, Ltd. common stock. Additionally, three of the Company’s stockholders agreed to cancel an aggregate of 13,153,798 of the Company’s common stock.

Following the Exchange Agreement, there are 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd. and 6,050,000 shares held by Brian McLoone, EmployUS Ltd.’s Chief Operating Officer but not a stockholder of EmployUs Ltd. prior to the merger. As a result, EmployUS, Ltd. pre-merger stockholders, including Brian McLoone, hold approximately 54.72% of the Company’s issued and outstanding shares of common stock and the former stockholders of the Company hold approximately 45.28%.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions are eliminated.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of December 31, 2014 and 2013, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The costs of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the results from operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer and office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of improvements’ useful life or initial lease term

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. No impairment was identified during the years ended December 31, 2014 and 2013.

Fair Value Measurement

The carrying amounts reported in the Company’s consolidated financial statements for accounts receivable, prepaid expenses, accounts payable, accrued expenses, and payroll liabilities approximate their fair value because of the immediate or short-term nature of these consolidated financial instruments. The carrying amounts reported in the consolidated balance sheet for its line of credit and convertible notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

Advertising

The Company charges advertising costs to expense as incurred. Advertising costs were $10,094 and $2,658 for the years ended December 31, 2014 and 2013, respectively.

Concentration of Credit Risk

For the years ended December 31, 2014 and 2013, Customer A accounted for 41% and 32% of the Company’s net revenue, respectively. Customer A’s accounts receivable was 29% and 29% of the Company’s total accounts receivable as of December 31, 2014 and 2013, respectively. The Company did not have any other customers that exceeded 10% of either revenue or accounts receivable in either 2014 or 2013.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $53,368 and $235,885 was considered necessary as of December 31, 2014 and 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the years ended December 31, 2014 or 2013.

Income Taxes

For the period prior to July 1, 2013, the Company was not subject to Federal and State income taxes, as it was a limited liability company. Each member was responsible for the tax liability, if any, related to its proportionate share of the Company’s taxable income. Accordingly, no provision for income taxes was reflected in the accompanying consolidated financial statements through June 30, 2013. The Company had concluded that it was a pass-through entity through June 30, 2013 and a taxable entity thereafter.

Effective July 1, 2013, the Company changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. The Company is subject to file tax returns in the states of Louisiana, Alabama and Mississippi. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2014.

There were no uncertain tax positions that would require recognition in the financial statements through December 31, 2014. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment as a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

The Company accounts for income taxes under ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 3 - Liquidity and Capital Resources

As of December 31, 2014, the Company had a stockholders’ deficit of $838,102. For the year ended December 31, 2014 and 2013, the Company had a net loss of $510,832 and a net profit of $3,974, respectively. At December 31, 2014, the Company had working capital deficit of $143,314 compared to $406,589 at December 31, 2013. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011 of approximately $471,000. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,364,543 as of December 31, 2014, a decrease of $98,827 from December 31, 2013. As of December 31, 2014, the Company had cash balances of $4,216 as compared to $2,757 as of December 31, 2013.

The Company anticipates that its current available working capital and credit facilities should be adequate to sustain current operations, in addition to repaying certain debt obligations, including the past due payroll liabilities, as they become due. In the event the Company experiences liquidity and capital resources constraints because of greater than anticipated sales growth or acquisition needs, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund any potential acquisition needs or increased growth. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition.

Note 4 - Deferred Financing Costs

In May 2013, in connection with the issuance of the convertible promissory notes, the Company incurred legal fees of $25,000 directly related to this financing. These costs were being amortized over the term of the convertible promissory notes, which began in May 2013, and came due in May 2014 on the straight-line method, which approximated the interest rate method. As of December 31, 2014, the Company fully amortized the financing costs of $25,000. As of December 31, 2013, accumulated amortization was $15,685.

Note 5 - Property and Equipment

Property and equipment consisted of the following as of December 31,:

	2014	2013
Furniture and fixtures	$24,484	$24,484
Computer equipment and software	7,778	7,778
Office equipment	18,849	18,894
	51,111	51,111
Less: accumulated depreciation	(28,937)	(20,114)

Property and Equipment, Net	$22,174	$30,997

Depreciation expense for the years ended December 31, 2014 and 2013 was $8,823 and $8,069, respectively.

Note 6 - Line of Credit

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

On September 24, 2014, the Company entered into a Loan and Security Agreement with Crestmark which supersedes and replaces the original account purchase agreement.  The term of the facility is three years with an interest rate equal to the Prime Rate plus 5.75% per annum (6% floor), and a facility fee equal to 1% of the maximum loan amount. The Company is currently compliant with all covenants. The balance due to Crestmark as of December 31, 2014 and 2013 was $1,364,543 and $1,463,370 respectively. Interest and fees paid to Crestmark for the years ended December 31, 2014 and 2013 were $296,983 and $282,153, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the years ended December 31:

	2014	2013
Interest	$112,296	$88,510
Fees	184,687	193,643
Total	$296,983	$282,153

Note 7 - Notes Payable

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

In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the convertible promissory notes were considered to have a beneficial conversion feature as the effective conversion price would be less than the lowest paid price by other investors in a future qualified financing, which is defined as a private placement offering of the Company’s securities to be completed after the consummation of any transaction affecting the structure of the Company, and before the maturity date of May 13, 2014.

In addition, in accordance with ASC 815, the conversion feature is considered to be a derivative instrument as the conversion price can be lowered if the Company issues securities at a lower price in a future qualified financing, as defined. As the qualified offering has yet to occur, an assessment of the fair value of the contingent conversion feature cannot be measured as of date of issuance of the secured convertible notes.

On May 13, 2014, the Company entered into amendments with the holders of the three secured convertible promissory notes that would convert all of the outstanding principal and accrued interest into common stock of the Company at a per share price of $0.225, which is 75% of the consideration per share paid by the investors in the most recent stock sale (a non-qualified offering), which was $0.30 per share. Pursuant to the amendment, all three note holders chose to convert their notes in full into 293,334  shares of common stock in the aggregate and a related inducement expense of $22,000 was recorded.

Notes Payable

On April 25, 2014, the Company issued a promissory note for $62,000 to a third party, of which $50,000 was for cash and $12,000 was a reimbursement relating to legal and other expenses incurred in connection with the issuance of the note that is to be repaid in full by May 20, 2015. There is no interest on this promissory note. The note was repaid in full in June 2014.

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum. Interest expense for the year ended December 31, 2014 was $5,801 and is included in accrued expenses as of December 31, 2014.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum. Interest expense for the years ended December 31, 2014 was $583 and is included in accrued expenses as of December 31, 2014.

Note 8 - Due to Stockholders

Amounts due to stockholders of the Company of $472,287 and $447,629 as of December 31, 2014 and 2013, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $98,758 and $37,746 as at December 31, 2014 and 2013, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the years ended December 31, 2014 and 2013 was approximately $39,472 and $37,746, respectively, which was satisfied by being added to the outstanding balance.

Note 9 - Related-Party Transactions

The Company has recognized revenue for staffing services from two related parties during the year ended December 31, 2013, both of which are owned by a director of the Company. The total revenue for the year ended December 31, 2013 was $19,867 from one party and $4,204 from the other. There were no related party transactions during the year ended December 31, 2014

Note 10 - Payroll Liabilities

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

As of December 31, 2014 and 2013, the past due balance due to the IRS, including penalties, interest, and fees, totaled $471,418 and $827,507, respectively. During the years ended December 31, 2014 and 2013, the Company incurred $30,596 and $26,882, respectively, in penalties and interest from the IRS.

Note 11 – Stockholders Equity

Preferred Stock

Effective July 1, 2013, EmployUS changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the Company has authorized 5,000,000 shares of preferred stock, no par value. As these are considered “black check” preferred shares, the terms of the preferred stock are to be determined by the board of directors of the Company in the near future.

Common Stock

On March 20, 2014, 600,000 shares of common stock were issued at $0.15 per share for gross proceeds of $90,000 pursuant to a Stock Purchase Agreement with two investors. On April 29, 2014, 26,668 shares of common stock were issued at $0.15 per share for a broker fee in connection with this Stock Purchase Agreement.

On April 1, 2014, 200,000 shares of common stock were issued at $0.30 per share for gross proceeds of $60,000 pursuant to a Stock Purchase Agreement with two investors.

On April 1, 2014, the Company entered into a consulting agreement for one year with a third party whereby the Company issued the consultant 1,000,000 shares of common stock valued at the market price of the Company’s common stock on April 1, 2014, or $0.50 per share, for a total value of $500,000, which will be charged to expense monthly throughout the term of the agreement, which is one year. $379,452 of expense has been recognized for the year ended December 31, 2014.

On May 13, 2014, three note holders converted a total of $60,000 in principal of convertible notes, and $6,000 of accrued interest into an aggregate of 293,334  shares of common stock at a per share price of $0.225.

Note 12 – Income Tax Provision

The provision for income taxes of $31,513 and the benefit of income taxes of ($33,985) for the years ended December 31, 2014 and 2013, respectively, represented estimated federal and state income taxes. The effective tax rate for the years ended December 31, 2014 and 2013 was 6% and (113)%, respectively.

The components of the provision (benefit) for income taxes consist of the following:

	December 31,	December 31,
	2014	2013
Current:
Federal	$(5,681)	$7,638
State	(6,535)	2,106
Total Current	(12,216)	9,744

Deferred:
Federal	(115,898)	(35,649)
State	(8,999)	(8,080)
Change in valuation allowance	168,626	-
Total deferred	43,729	(43,729)

Net income tax expense (benefit)	$31,513	$(33,985)

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	For the Years Ended December 31,
	2014	2013
Computed expected tax expense	(34)%	(15)%
State taxes, net of federal benefit	(3)%	(3)%
Permanent differences	1%	35%
Adjustment due to conversion from LLC to corporation	0%	(132)%
Other	7%	2%
Change in valuation allowance	35%	-
Income tax provision (benefit)	6%	(113)%

The types of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Fixed assets	$2,830	$326
Allowance for doubtful accounts	19,554	43,403
Net operating loss	146,242	-
	168,626	43,729
Valuation allowance	(168,626)	-
Net deferred tax assets	$0	$43,729

At December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $399,000, which begin to expire in 2034. Prior to the merger, the Company (Staffing Group Ltd.) had generated approximately $329,000 of net operating loss carryforwards, which the Company’s preliminary analysis indicated, would be subject to significant limitations pursuant to the internal Revenue Code Section 382. Therefore, the Company recorded no deferred tax asset related to The Staffing Group Ltd.’s previous net operating loss carryforwards. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The Company, after considering all available evidence, fully reserved its deferred tax asset since it is more likely than not that such benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. During the year ended December 31, 2014, the Company increased its valuation allowance by $168,626.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of NOL or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the consolidated statements of operations. As of December 31, 2014 and 2013, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 13 - Contingencies and Commitments

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

Leases

The Company leases space for eight of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Locations are generally leased over periods from one to three years, and also on a month-to-month basis. For the years ended December 31, 2014 and 2013, rent expense was $111,866 and $83,318, respectively.

As of December 31, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2015	$55,671
2016	18,921
Total	$74,592

Note 12- Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On May 7, 2014, we dismissed our independent registered public accounting firm, Li and Company, PC (“LICO”).

	(ii)	The reports of LICO on the financial statements of the Company as of September 30, 2013 and 2012, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the two years then ended September 30, 2013 and 2012 and for the period from June 11, 2012 (inception) to September 30, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

	(iii)	The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

	(iv)	During the Company’s two most recent fiscal years ended September 30, 2013 and 2012 and any subsequent interim periods through May 7, 2014, the date of dismissal, (a) there were no disagreements with LICO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LICO, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

	(v)	On May 7, 2014 the Company provided LICO with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K.

(2)	New Independent Registered Public Accounting Firm

On May 7, 2014, the Board of Directors of the Company engaged Marcum, LLP (“Marcum”) as its new independent registered public accounting firm. During the two most recent fiscal years ended December 31, 2013 and 2012 and any subsequent interim periods through the date hereof prior to the engagement of Marcum, neither the Company, nor someone on its behalf, has consulted Marcum regarding:

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2014, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.
2.	The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 1992 and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of December 31, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

To address the material weaknesses set forth above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2015 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2015.

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

NAME	AGE	POSITION

Brian McLoone	43	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer, Secretary and Sole Director
Brent Callais	34	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Brian McLoone, age 43, brings over 20 years’ experience owning and operating various staffing companies. In addition to being the Chief Executive Officer of The Staffing Group, Ltd., from August 2013 to September 2013, Mr. McLoone was the Chief Executive Officer of The Safety Group, Ltd. He was appointed as the Chief Executive Officer of the Safety Group, Ltd. because it was expected that The Safety Group, Ltd. would be acquired by The Staffing Group, Ltd. As soon as it was determined that The Staffing Group, Ltd. would not be acquiring The Safety Group, Ltd., Mr. McLoone resigned as the Chief Executive Officer of The Safety Group, Ltd. Most recently, Mr. McLoone served as the Vice President of Operations for Workers Temporary Staffing (2002 – 2010). Mr. McLoone managed 36 locations that were responsible for over $40,000,000.00 in annual Revenue. These locations collectively put over 20,000 people to work on an annual basis. Mr. McLoone was responsible for negotiating the terms on workers compensation and all other insurance policies. Additionally Mr. McLoone was involved in the securing of funding with different banking and financial institutions. He managed a staff of over 100 employees and was directly responsible for the day to day operations of the company as well as overseeing the risk management department. He negotiated all contract for both clients and vendors. Prior to this, Mr. McLoone was a partial owner of Advantage Leasing and Staffing (1999 – 2002). He was the vice President of Operations responsible for hiring, contract negotiations, risk management as well as determining the expansion plan for future growth of the company. Prior to starting Advantage Leasing and Staffing, Mr. McLoone spent time working as both a manager and district manager in the staffing field in both Florida and North Carolina (1991 – 1999). Brian started working in the staffing industry while attending Florida State University where he earned a Bachelor’s of Science degree.

Mr. Brian McLoone is qualified to serve as a director of this company because of his knowledge and experience in the staffing business and his prior experience working with this Company as an executive officer.

Brent Callais, age 34, in October 2010, Brent incorporated and founded EmployUS and has been working with EmployUS since inception. Prior to EmployUS, from January 2009 to October 2010, Brent served as southeast regional manager for Able Body Labor, overseeing the company’s response to the BP oil spill and the deployment of more than a thousand workers per day. From 2003 to 2009, Brent Callais was Director of Government Affairs for Edison Chouest Offshore. In 2003, Brent Callais was elected as councilman for Lafourche Parish and in 2005 he was elected as Chairman of the council where he was responsible for overseeing all day-to-day operations of the parish. During his tenure between 2004 and 2008, he was responsible for allocating over $1 billion of federal grant and relief money to rebuild in the wake of Hurricane Katrina.

Brent graduated from Nicholls State University with a bachelor’s degree in Political Science and History. He was also inducted into the Nicholls State University Hall of Fame.

Mr. Brent Callais is qualified to serve as a director of this company because of his knowledge and experience in the staffing business and his prior experience working as President of EmployUS.

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

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only two officers and directors, the Company believes that a code of ethics would have limited utility.  The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more directors, officers, and employees.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014 and December 31, 2013 in all capacities for the accounts of our executives.

Name and					Option
principal				Stock	awards	All Other	Total
position	Year	Salary($)	Bonus($)	Award(s)($)	($)	Compensation($)	($)

Brian McLoone,	2014	161,007	-	-	-	-	161,007
President, CEO, CFO, Treasurer, Chief Accounting Officer and Secretary	2013	159,086	-	-	-	-	159,086

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

The Company has not entered into any employment agreements with any of its officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 14, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 14, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 14, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 400 Poydras St., Suite 1165, New Orleans, LA 70130.

Name and Address	Beneficial Ownership	Percentage of Class (1)
Brian McLoone	6,050,000	16.25%
BD Callais	6,050,000	16.25%
All officers/directors as a group (2 persons)	12,100,000	32.51%
Iroquois Master Fund (2)	1,883,309	5.06%

(1)	Based on 37,220,012 shares of common stock outstanding.

(2)	Joshua Silverman has sole voting and dispositive power and control over Iroquois Master Fund.

We are not aware of any arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company has recognized revenue for staffing services from two related parties during the year ended December 31, 2013, both of which are owned by a director of the Company. The total revenue for the year ended December 31, 2013 was $19,867 from one party and $4,204 from the other. There were no related party transactions during the year ended December 31, 2014.

During 2014, the Company received promissory notes aggregating $107,000 from a stockholder and accrued interest of $6,384 relative to these notes.

Amounts due to stockholders of the Company of $472,287 and $447,629 as of December 31, 2014 and 2013, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $98,758 and $37,746 as at December 31, 2014 and 2013, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the years ended December 31, 2014 and 2013 was approximately $39,472 and $37,746, respectively.

Director Independence

Currently, we have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

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

Item 14.  Principal Accounting Fees and Services.

The total fees charged to the Company for audit services were $74,824, for audit-related services were $94,738, for tax services were $0, and for other services were $0 during the year ended December 31, 2014.

The total fees charged to the Company for audit services were $75,000, for audit-related services were $0, for tax services were $0, and for other services were $0 during the year ended December 31, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit
Number	Exhibit Title	Filing Method

3.1(i)	Articles of Incorporation dated June 11, 2012	Incorporated by Reference

3.1(ii)	Certificate of Amendment to Articles of Incorporation dated September 12, 2013	Incorporate by Refernce

3.2	Bylaws. (1)	Incorporated by Reference

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Incorporated by reference to the exhibit in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 21, 2012.
(2)	Incorporated by reference to the exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STAFFING GROUP, LTD.

Dated: April 14, 2015	By:	/s/ Brian McLoone
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

Name	Title	Date

/s/Brian McLoone	President, Chief Executive Officer,	April 14, 2015
Brian McLoone	Chief Financial Officer, Treasurer, Chief Accounting
Officer, Secretary, and Sole Director(Principal Executive
Officer and Principal Financial and Accounting Officer)

