Form 10-Q
period 2015-03-31
Staffing Group, Ltd.
filed 2015-05-14
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-185083

THE STAFFING GROUP LTD.

(Exact name of registrant as specified in its charter)

Nevada	99-0377457
(State or jurisdiction of incorporation or organization)	IRS Employer Identification Number

400 Poydras Street, Suite 1165

New Orleans, LA 70130

(Address of principal executive offices)

(504) 525-7955

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 7, 2015

Common Stock, $0.001	37,220,013

THE STAFFING GROUP LTD.

Form 10-Q

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$94,941	$4,216
Accounts receivable, net	1,767,092	1,621,861
Prepaid expenses and other current assets	42,423	158,592
Total Current Assets	1,904,456	1,784,669

Property and equipment, net	19,999	22,174
Security deposits	28,055	29,055

TOTAL ASSETS	$1,952,510	$1,835,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$209,699	$167,035
Accrued payroll	381,611	91,717
Line of credit	1,274,378	1,364,543
Notes payable	107,000	107,000
Current portion of payroll related liabilities	197,688	197,688
Total Current Liabilities	2,170,376	1,927,983

Long term portion of payroll related liabilities	227,473	273,730
Due to stockholders	472,545	472,287

TOTAL LIABILITIES	2,870,394	2,674,000

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued
and outstanding.	-	-
Common stock par value $0.001: 75,000,000 shares authorized;
37,220,013 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively	37,220	37,220
Additional paid-in capital	1,633,704	1,633,704
Accumulated deficit	(2,588,808)	(2,509,026)
TOTAL STOCKHOLDERS' DEFICIT	(917,884)	(838,102)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,952,510	$1,835,898

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

NET REVENUES
Contract staffing services	$4,001,468	$5,718,321

COST OF SERVICES
	3,305,046	5,014,135

GROSS PROFIT	696,422	704,186

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	345,118	344,885
Selling, general and administrative expenses	373,768	418,244
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	718,886	763,129

LOSS FROM OPERATIONS	(22,464)	(58,943)

OTHER EXPENSES
Interest expense	(51,353)	(31,636)
Other expense	(5,965)	(14,297)
TOTAL OTHER EXPENSES	(57,318)	(45,933)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(79,782)	(104,876)

Benefit for income taxes	-	48

NET LOSS	(79,782)	(104,828)

NET LOSS PER COMMON SHARE
Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,220,012	35,075,567

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,782)	$(104,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,175	2,175
Interest and fees on line of credit	43,780	88,400
Interest on stockholder loans	10,258	9,307
Amortization of deferred financing costs	-	6,164
Deferred tax asset	-	(353)
Changes in operating assets and liabilities:
Accounts receivable, net	(145,231)	(177,686)
Prepaid expenses and other current assets	116,169	(6,059)
Security deposits	1,000	(825)
Accounts payable and accrued expenses	42,664	(62,197)
Accrued payroll	289,894	348,173
Payroll related liabilities	(46,257)	(27,245)

NET CASH PROVIDED BY OPERATING ACTIVITIES	234,670	75,026

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from merger	-	150,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) proceeds from line of credit	(133,945)	(272,287)
Proceeds from stockholder loans	-	869
Proceeds from sale of common stock	-	90,000
Payments to stockholder	(10,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(143,945)	(181,418)

Net increase in cash and cash equivalents	90,725	43,608

Cash and cash equivalents, beginning of period	4,216	2,757

Cash and cash equivalents, end of period	$94,941	$46,365

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$165

NON-CASH ACTIVITIES

Prepaids and other current assets received in connection with reverse merger	$-	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project four years ago, EmployUS, has grown to nine offices in three states, with more than 300 customers and has provided employment to over 4,500 individuals as of March 31, 2015. During the three months ended March 31, 2015, EmployUS had more than 145 customers and has provided employment to over 1,371 individuals.

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

Following the Exchange Agreement, there were 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd. and 6,050,000 shares held by Brian McLoone, EmployUS Ltd.’s Chief Operating Officer but not a stockholder of EmployUs Ltd. prior to the merger. As a result, EmployUS, Ltd. pre-merger stockholders, including Brian McLoone, held approximately 54.72% of the Company’s issued and outstanding shares of common stock and the former stockholders of the Company hold approximately 45.28%.

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company ceased its prior operations and became engaged in the business of EmployUS, Ltd. As the Company was formerly a shell company, no pro forma disclosures are required. The Exchange Agreement was accounted for as a reverse merger and recapitalization and EmployUS, Ltd. is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company will therefore, take on EmployUS, Ltd.’s operating history. In connection with the reverse merger, Brent Callais, CEO of EmployUS, Ltd., became a director of the Company due to his expertise and experience.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on April 14, 2015 for the year ended December 31, 2014.

principles of consolidation

The condensed consolidated financial statements include the accounts of the Company’s one operating subsidiary.  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, and valuation allowance for deferred tax assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Concentration of Credit Risk

For the three months ended March 31, 2015 and 2014, Customer A accounted for 23% and 42% of the Company’s net revenue, respectively. Customer A’s accounts receivable was 18% and 29% of the Company’s total accounts receivable as of March 31, 2015 and December 31, 2014, respectively. Customer B accounted for 19% of the Company’s net revenue for the three months ended March 31, 2014 and Customer C accounted for 22% of the Company’s total accounts receivable as of March 31, 2015.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $47,500 and $53,368 was considered necessary as of March 31, 2015 and December 31, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Advertising

The Company charges advertising costs to expense as incurred. Advertising costs were $1,853 and $3,863 for three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3 - Liquidity and Capital Resources

As of March 31, 2015, the Company had a stockholders’ deficit of $917,884. For the three months ended March 31, 2015 and 2014, the Company had a net loss of $79,782 and $104,828, respectively. At March 31, 2015, the Company had a working capital deficit of $265,920 compared to $143,314 at December 31, 2014. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011 of approximately $425,161. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,274,378 as of March 31, 2015, a decrease of $90,165 from December 31, 2014. As of March 31, 2015, the Company had cash balances of $94,941 as compared to $4,216 as of December 31, 2014.

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

On September 24, 2014, the Company entered into a Loan and Security Agreement with Crestmark which supersedes and replaces the original account purchase agreement.  The term of the facility is three years with an interest rate equal to the Prime Rate plus 5.75% per annum (6% floor), and a facility fee equal to 1% of the maximum loan amount. The Company is currently compliant with all covenants. The balance due to Crestmark as of March 31, 2015 and December 31, 2014 was $1,274,378 and $1,364,543 respectively. Interest and fees paid to Crestmark for the three months ended March 31, 2015 and 2014 were $43,780 and $88,400, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the three months ended March 31:

	2015	2014
Interest	$37,694	$25,488
Fees	6,086	62,912
Total	$43,780	$88,400

Note 5 - Notes Payable

Notes Payable

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum. Interest expense for the three months ended March 31, 2015 was $2,363 and is included in accrued expenses as of March 31, 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum. Interest expense for the three months ended March 31, 2015 was $312 and is included in accrued expenses as of March 31, 2015.

Note 6 - Due to Stockholders

Amounts due to stockholders of the Company of $472,545 and $472,287 as of March 31, 2015 and December 31, 2014, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $109,016 and $98,758 as of March 31, 2015 and December 31, 2014, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the three months ended March 31, 2015 and 2014 was $10,258 and $9,934, respectively, which was satisfied by being added to the outstanding balance.

Note 7 - Payroll Liabilities

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

As of March 31, 2015 and December 31, 2014 the past due balance due to the IRS, including penalties, interest, and fees, totaled $425,161 and $471,418, respectively. The Company incurred $3,165 in interest and $22,176 in penalties and interest from the IRS during the three months ended March 31, 2015 and 2014, respectively. The IRS had previously issued a notice of Federal Tax Lien pertaining to the outstanding liabilities associated with the fourth quarter 2010 and second quarter 2011. Such Federal Tax Lien was released on March 11, 2015.

Note 8 – Stockholders Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value. As these are considered “black check” preferred shares, the terms of the preferred stock are to be determined by the board of directors of the Company in the near future.

Common Stock

The Company did not issue any new shares of common stock during the three months ended March 31, 2015.

Note 9 - Contingencies and Commitments

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

Leases

The Company leases space for eight of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Locations are generally leased over periods from one to three years, and also on a month-to-month basis. For the three months ended March 31, 2015 and 2014, rent expense was $22,915 and $31,185, respectively.

As of March 31, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2015 (remaining)	$37,060
2016	18,921
Total	$55,981

Note 10- Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the three months ended March 31, 2015 and 2014, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The purposes of the transactions described above were to complete a reverse merger with the result being that EmployUS became a wholly-owned subsidiary of The Staffing Group, Ltd.  The Staffing Group, Ltd.’s business operations will now focus on the business of EmployUS.

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

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work in the light industrial industry as well as on many of the construction projects in the Southeast United States. EmployUS, quickly expanded operations throughout the state of Louisiana. From its single initial project four years ago, EmployUS, has grown to 9 offices in 3 states with more than 300 customers serviced in 2014 and has provided employment to over 4,500 individuals over that same period of time. During the three months ended March 31, 2015, EmployUS had more than 145 customers and has provided employment to over 1,371 individuals.

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

The benefits of utilizing The Staffing Group Ltd. include:

•	Employer related payroll taxes covered by the Company
•	Workers’ compensation Insurance
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers.

Three Months Ended March 31, 2015 compared to 2014

The following table presents a summary of operating information by our single operating segment for the three months ended March 31, 2015 and 2014:

	2015	2014

Net Revenues
Contract staffing services	$4,001,468	$5,718,321

Cost of Services	3,305,046	5,014,135

Gross Profit	696,422	704,186

Selling, General and Administrative
Payroll and related expenses	345,118	344,885
Selling, general and administrative expenses	373,768	418,244
Total Selling, General and Administrative	718,886	763,129

Loss from Operations	(22,464)	(58,943)

Other Expenses
Interest expense	(51,353)	(31,636)
Other expense	(5,965)	(14,297)

Total Other Expenses	(57,318)	(45,933)

Loss before Benefit for Income Taxes	(79,782)	(104,876)

Benefit for Income Taxes	--	48

Net Loss	$(79,782)	$(104,828)

Contract Staffing Services:

Contract staffing services decreased by $1,716,853 or approximately 30.02% from $5,718,321 for the three months ended March 31, 2014 to $4,001,468 for the three months ended March 31, 2015.  The decrease was due primarily to a reduction in services provided to Progressive Waste. It was determined that Progressive Waste and their already low margins were not profitable once the workers compensation exposure was recognized, so a decision was made in the fourth quarter of 2014 to have a gradual pull out from their facilities.

Cost of Services:

Cost of services decreased by $1,709,089 or approximately 34.09% from $5,014,135 for the three months ended March 31, 2014 to $3,305,046 for the three months ended March 31, 2015.  This decrease exemplifies the lack of profitability that was associated with Progressive Waste account, this reduction was directly related to decreasing services to Progressive Waste.

Gross profit:

Gross profit decreased by $7,764, or approximately 1.10%, from $704,186 for the three months ended March 31, 2014 to $696,422 for the three months ended March 31, 2015.  The gross profit margin percentage increased by 5.10%, from 12.31% for the three months ended March 31, 2014 to 17.41% for the three months ended March 31, 2015. The reason for the profit margin increase was the reduction of a high volume account in 2015 that had a very low margin once the workers compensation exposure was realized.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $373,768 for the three months ended March 31, 2015, a decrease of $44,476 or approximately 10.63%, from $418,244 for the three months ended March 31, 2014. This decrease was related to the closing of two locations that exclusively serviced Progressive Waste.

Payroll and Related Expenses:

Payroll and related expenses were $345,118 for the three months ended March 31, 2015, an increase of $233 or approximately 0.07%, from $344,885 for the three months ended March 31, 2014. The payroll related costs did not change because although we eliminated two offices, we added additional sales force and made some modifications to a few employees’ compensation based on changing roles.

Other Expenses:

Other expenses were $57,318 for the three months ended March 31, 2015, an increase of $11,385 or approximately 24.79%, from $45,933 for the three months ended March 31, 2014. This increase is due to a revised banking arrangement with our bank. We structured a new deal that eliminates finance fees, however that resulted in an increase of 3% to the annual interest rate we pay to borrow money.

Net Loss:

As a result of the above factors, we recognized a net loss of $79,782 for the three months ended March 31, 2015, as compared to a net loss of $104,828 for the three months ended March 31, 2014, a decrease of $25,046. The net loss was due primarily to the issuing in 2014 of 1,000,000 shares of stock to a company that does investor relations, the shares were issued when the stock was valued at $.54 which resulted in a non-cash charge of $127,500 for each of the last four quarters. This is the last quarter that this will impact us. This cost was not recognized in the first quarter of 2014, which means from an operational standpoint, we showed a positive net income of $47,000 which has us improving by $152,000 compared to the first quarter 2014 net loss of $105,000.

Liquidity and Capital Resources

As of March 31, 2015, the Company had a stockholders’ deficit of $917,884. For the three months ended March 31, 2015 and 2014, the Company had a net loss of $79,782 and $104,828, respectively. At March 31, 2015, the Company had a working capital deficit of $265,920 compared to $143,314 at December 31, 2014. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011 and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

Our principal sources of liquidity include cash from operations and proceeds from debt and equity financings. The balance due to Crestmark on the Company’s line of credit was $1,274,378 as of March 31, 2015, a decrease of $90,165 from December 31, 2014. As of March 31, 2015, we had cash balances of $94,941 as compared to $4,216 as of December 31, 2014, representing an increase of $90,725.

Net cash provided by operating activities was $234,670 for the three months ended March 31, 2015 as compared to $75,026 for the three months ended March 31, 2014. The increase of $159,644 was principally due to more timely and consistent collection of accounts receivable during the three months ended March 31, 2015, as well as improved margins from the existing customers.

For the three months ended March 31, 2015 there was no net cash provided by or used in investing activities. However, during the three months ended March 31, 2014, upon consummating the merger, EmployUS was the beneficiary of $150,000 of bridge funding into the Company prior to the merger.

Net cash used in financing activities amounted to $143,945 for the three months ended March 31, 2015, compared to $31,418 for the three months ended March 31, 2014 representing an increase of $112,527.  The increase quarter over quarter is due to not raising any proceeds from the sale of common stock for the three months ended March 31, 2015 compared to $240,000 of proceeds during the three months ended March 31, 2014. This is being offset by a reduction in fees related to the line of credit.

Bank loans/Line of Credit

EmployUS, Ltd. has a line of credit with Crestmark Bank for working capital and capital investment and one loan from an investor made in connection with the merger.

We believe that our currently available working capital and credit facilities referred to above should be adequate to sustain our operations at the current level for the next twelve months.

2015-2016 Outlook

EmployUS has grown organically from one location in the beginning of 2011 to nine locations by the end of 2014 with annual sales exceeding $20,000,000. The 2015 – 2016 growth plan consists of a three tiered approach. The first tier involves growing the volume of our current locations and more importantly improving the margins at those locations. During 2014, we took on some lower margin and higher risk business locations. We have now decided that the lower margin business is not allowing us to operate efficiently and we have closed two of those locations which allowed us to reduce the number of locations we operate from 11 locations back down to 9 locations. The two locations that we closed accounted for nearly $5,000,000 in sales but provided zero profitability to the Company. The expectation is that we should collectively increase the annual sales by 15% from our remaining nine locations. Tier two involves organic expansion. By maximizing the current relationships with our existing customers, EmployUS intends to open three additional locations by the end of 2015 and then 3 additional locations in 2016. The final tier will be growth through acquisition. Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition. EmployUS intends to pursue possibly acquiring one or two small staffing companies each year.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2015 and December 31, 2014.

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

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of operating results expected for future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of our one operating subsidiary.  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long lived assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTOS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Staffing Group Ltd.

Dated: May 14, 2015	By: /s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

