Form 10-Q
period 2015-06-30
Staffing Group, Ltd.
filed 2015-08-14
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(504) 525-7955

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2015

Common Stock, $0.001	37,220,013

THE STAFFING GROUP LTD.

Form 10-Q

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(Unaudited)	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$64,387	$4,216
Accounts receivable, net	1,265,659	1,621,861
Prepaid expenses and other current assets	48,777	158,592
Total Current Assets	1,378,823	1,784,669

Property and equipment, net	17,799	22,174
Security deposits	28,830	29,055

TOTAL ASSETS	$1,425,452	$1,835,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$256,379	$167,035
Accrued payroll	70,737	91,717
Line of credit	1,089,873	1,364,543
Notes payable	107,000	107,000
Current portion of payroll related liabilities	197,688	197,688
Total Current Liabilities	1,721,677	1,927,983

Long term portion of payroll related liabilities	179,214	273,730
Due to stockholders	482,918	472,287

TOTAL LIABILITIES	2,383,809	2,674,000

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued and outstanding.	-	-
Common stock par value $0.001: 75,000,000 shares authorized; 37,220,013 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	37,220	37,220
Additional paid-in capital	1,633,704	1,633,704
Accumulated deficit	(2,629,281)	(2,509,026)
TOTAL STOCKHOLDERS' DEFICIT	(958,357)	(838,102)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,425,452	$1,835,898

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET REVENUES
Contract staffing services	$3,438,419	$5,809,513	$7,439,887	$11,527,834

COST OF SERVICES	2,772,761	4,890,077	6,077,807	9,904,212

GROSS PROFIT	665,658	919,436	1,362,080	1,623,622

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	398,546	391,933	743,664	736,818
Selling, general and administrative expenses	252,537	662,599	626,305	1,080,843
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	651,083	1,054,532	1,369,969	1,817,661

INCOME (LOSS) FROM OPERATIONS	14,575	(135,096)	(7,889)	(194,039)

OTHER (EXPENSES) INCOME
Interest expense	(49,557)	(70,466)	(100,910)	(110,975)
Other (expense) income	(5,491)	29,228	(11,456)	(7,069)
TOTAL OTHER EXPENSES	(55,048)	(41,238)	(112,366)	(118,044)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(40,473)	(176,334)	(120,255)	(312,083)

Provision for income taxes	-	(32,984)	-	(32,936)

NET LOSS	$(40,473)	$(209,318)	$(120,255)	$(345,019)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,220,012	37,059,719	37,220,012	36,073,124

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(120,255)	$(345,019)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Recoveries) provision for doubtful accounts	(47,500)	-
Depreciation expense	4,375	4,375
Interest and fees on line of credit	82,569	169,631
Interest on stockholder loans	20,631	-
Amortization of deferred financing costs	-	9,315
Accrued interest on stockholder advances	-	16,667
Stock compensation expense	-	128,658
Inducement expense related to debt conversion	-	22,000
Deferred tax asset	-	42,680
Changes in operating assets and liabilities:
Accounts receivable	403,702	200,311
Prepaid expenses and other current assets	109,815	4,216
Security deposits	225	(825)
Accounts payable and accrued expenses	89,344	(18,783)
Accrued payroll	(20,980)	289,894
Payroll related liabilities	(94,516)	(272,433)

NET CASH PROVIDED BY OPERATING ACTIVITIES	427,410	250,687

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from merger	-	150,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) proceeds from line of credit	(357,239)	(632,457)
Proceeds from notes payable	-	144,500
Principal payments towards notes payable	-	(50,000)
Proceeds from sale of common stock	-	150,000
Payments to stockholder	(10,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(367,239)	(387,957)

Net increase in cash and cash equivalents	60,171	12,730

Cash and cash equivalents, beginning of period	4,216	2,757

Cash and cash equivalents, end of period	$64,387	$15,487

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$165

NON-CASH ACTIVITIES

Prepaids and other current assets received in connection with reverse merger	$-	$4,000
Common stock issued for prepaid consulting services	$-	$500,000
Common stock issued in conversion of convertible notes payable and accrued interest	$-	$66,000

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project four years ago, EmployUS has grown to nine offices in three states, with more than 300 customers and has provided employment to over 4,500 individuals as of June 30, 2015. During the six months ended June 30, 2015, EmployUS had more than 206 customers and has provided employment to over 2,169 individuals.

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

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company ceased its prior operations and became engaged in the business of EmployUS, Ltd. As the Company was formerly a shell company, no pro forma disclosures are required. The Exchange Agreement was accounted for as a reverse merger and recapitalization and EmployUS, Ltd. is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company therefore, took on EmployUS, Ltd.’s operating history. In connection with the reverse merger, Brent Callais, CEO of EmployUS, Ltd., became a director of the Company due to his expertise and experience.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on April 14, 2015 for the year ended December 31, 2014.

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

Concentration of Credit Risk

For the three and six months ended June 30, 2015, Customer A accounted for 13% and 18% of the Company’s net revenue, respectively. Customer A accounted for 29% of the Company’s accounts receivable as of December 31, 2014. Customer B accounted for 13% and 16% of the Company’s net revenue for the three and six months ended June 30, 2015, respectively and 13% of the Company’s accounts receivable as of June 30, 2015. For the three and six months ended June 30, 2014, Customer A accounted for 40% and 41% of the Company’s net revenue, respectively.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts was nominal at June 30, 2015 and $53,368 at December 31, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations

Note 3 - Liquidity and Capital Resources

As of June 30, 2015, the Company had a stockholders’ deficit of $2,629,281. For the six months ended June 30, 2015 and 2014, the Company had a net loss of $120,255 and $345,019, respectively. At June 30, 2015, the Company had a working capital deficit of $342,854 compared to $143,314 at December 31, 2014. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011 of approximately $376,902. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

The Company’s principal sources of liquidity include cash from operations. The Company has leveraged their cash from operations with an account purchase agreement with Crestmark Bank to provide working capital. The balance due to Crestmark on the Company’s line of credit was $1,089,873 as of June 30, 2015, a decrease of $274,670 from December 31, 2014. As of June 30, 2015, the Company had cash balances of $64,387 as compared to $4,216 as of December 31, 2014.

The Company anticipates that its current available working capital and credit facilities should be adequate to sustain current operations, in addition to repaying certain debt obligations, including the past due payroll liabilities, as they become due. In the event the Company experiences liquidity and capital resources constraints because of greater than anticipated cost of goods or acquisition needs, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund any potential acquisition needs or increased growth. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition.

Note 4 - Line of Credit

On September 24, 2014, the Company entered into a Loan and Security Agreement with Crestmark which supersedes and replaces the original account purchase agreement.  The term of the facility is three years with an interest rate equal to the Prime Rate plus 5.75% per annum (6% floor), and a facility fee equal to 1% of the maximum loan amount. The line is secured by collateral consisting of all of the Company’s assets. The Company is currently compliant with all covenants. Interest and fees paid to Crestmark for the six months ended June 30, 2015 and 2014 were $82,569 and $169,631, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the six months ended June 30:

	2015	2014
Interest	$74,964	$54,717
Fees	7,605	114,914
Total	$82,569	$169,631

Note 5 - Notes Payable

Notes Payable

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum. Interest expense for the six months ended June 30, 2015 was $4,725 and is included in accrued expenses as of June 30, 2015. In accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date, the Company recorded late fees of $4,100 for the six months ended June 30, 2015 and is included in accrued expenses as of June 30, 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum. Interest expense for the six months ended June 30, 2015 was $652 and is included in accrued expenses as of June 30, 2015.

Note 6 - Due to Stockholders

Amounts due to stockholders of the Company of $482,918 and $472,287 as of June 30, 2015 and December 31, 2014, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $119,390 and $98,758 as of June 30, 2015 and December 31, 2014, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the three months ended June 30, 2015 and 2014 was $10,373 and $6,733, respectively, which was satisfied by being added to the outstanding balance. Interest expense for the six months ended June 30, 2015 and 2014 was approximately $20,631 and $16,667, respectively. The Company is in the process of investigating the validity of the amounts outstanding due to stockholders and the validity of the cash advances and believes that these amounts outstanding may not be authentic or valid.

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

As of June 30, 2015 and December 31, 2014 the past due balance due to the IRS, including penalties, interest, and fees, totaled $376,902 and $471,418, respectively. The Company incurred $1,163 in interest and $24,150 in penalties and interest from the IRS during the three months ended June 30, 2015 and 2014, respectively. The Company incurred $4,328 in interest and $46,326 in interest and penalties in the six months ended June 30, 2015 and 2014, respectively. The IRS had previously issued a notice of Federal Tax Lien pertaining to the outstanding liabilities associated with the fourth quarter 2010 and second quarter 2011. Such Federal Tax Lien was released on March 11, 2015.

Note 8 – Stockholders Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value. As these are considered “black check” preferred shares, the terms of the preferred stock are to be determined by the board of directors of the Company in the near future.

Common Stock

The Company did not issue any new shares of common stock during the six months ended June 30, 2015.

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

Leases

The Company leases space for eight of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Locations are generally leased over periods from one to three years, and also on a month-to-month basis. For the three months ended June 30, 2015 and 2014, rent expense was $23,808 and $26,845, respectively. For the six months ended June 30, 2015 and 2014, rent expense was $46,723 and $58,030, respectively

As of June 30, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2015 (remaining)	$33,656
2016	31,094
2017	5,960
2018	6,080
2019	2,040
Total	$78,830

Note 10- Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the six months ended June 30, 2015 and 2014, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work in the light industrial industry as well as on many of the construction projects in the Southeast United States. EmployUS, quickly expanded operations throughout the state of Louisiana. From its single initial project four years ago, EmployUS, has grown to 9 offices in 3 states with more than 300 customers serviced in 2014 and has provided employment to over 4,500 individuals over that same period of time. During the six months ended June 30, 2015, EmployUS had more than 206 customers and has provided employment to over 2,169 individuals.

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

The benefits of utilizing The Staffing Group Ltd. include:

•	Employer related payroll taxes covered by the Company
•	Workers’ compensation Insurance
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers.

Three Months Ended June 30, 2015 compared to 2014

The following table presents a summary of operating information by our single operating segment for the three months ended June 30, 2015 and 2014:

	2015	2014

Net Revenues
Contract staffing services	$3,438,419	$5,809,513

Cost of Services	2,772,761	4,890,077

Gross Profit	665,658	919,436

Selling, General and Administrative
Payroll and related expenses	398,546	391,933
Selling, general and administrative expenses	252,537	662,599
Total Selling, General and Administrative	651,083	1,054,532

Income (Loss) from Operations	14,575	(135,096)

Other (Expenses) Income
Interest expense	(49,557)	(70,466)
Other (expense) income	(5,491)	29,228

Total Other Expenses	(55,048)	(41,238)

Loss before Benefit for Income Taxes	(40,473)	(176,334)

Provision for Income Taxes	—	(32,984)

Net Loss	$(40,473)	$(209,318)

Contract Staffing Services:

Contract staffing services decreased by $2,371,094 or 40.81% from $5,809,513 for the three months ended June 30, 2014 to $3,438,419 for the three months ended June 30, 2015.  The decrease was due primarily to a reduction in services provided to Progressive Waste. It was determined that Progressive Waste and their already low margins were not profitable once the workers compensation exposure was recognized, so a decision was made in the fourth quarter of 2014 to have a gradual pull out from their facilities.

Cost of Services:

Cost of services decreased by $2,117,316 or 43.30% from $4,890,077 for the three months ended June 30, 2014 to $2,772,761 for the three months ended June 30, 2015.  This decrease exemplifies the lack of profitability that was associated with Progressive Waste account, this reduction was directly related to decreasing services to Progressive Waste.

Gross profit:

Gross profit decreased by $253,778, or 27.60%, from $919,436 for the three months ended June 30, 2014 to $665,658 for the three months ended June 30, 2015.  The gross profit margin percentage increased by 3.53%, from 15.83% for the three months ended June 30, 2014 to 19.36% for the three months ended June 30, 2015. The reason for the profit margin increase was the reduction of a high volume account in 2015 that had a very low margin once the workers compensation exposure was realized.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $252,537 for the three months ended June 30, 2015, a decrease of $410,062 or 61.89%, from $662,599 for the three months ended June 30, 2014. This decrease was related to the closing of two locations that exclusively serviced Progressive Waste.

Payroll and Related Expenses:

Payroll and related expenses were $398,546 for the three months ended June 30, 2015, an increase of $6,613 or 1.69%, from $391,933 for the three months ended June 30, 2014. The payroll related costs had a minimal increase because although we eliminated two offices, we added additional sales force and made some modifications to a few employees’ compensation based on changing roles.

Income (Loss) from Operations:

Income from operations was $14,575 for the three months ended June 30, 2015, an increase of $149,671 or 110.79%, from a loss of $135,096 for the three months ended June 30, 2014. This increase is due to improved margins we are realizing because of the reduction of the Progressive Waste account which resulted in a very low margin and high expenses.

Other Expenses:

Other expenses were $55,048 for the three months ended June 30, 2015, an increase of $13,810 or 33.49%, from $41,238 for the three months ended June 30, 2014. This increase is due to a decrease in interest expense due to a decrease in our IRS payable balance offset by a decrease in other income due to a reclassification of a previously paid state tax liability as other income for the three months ended June 30, 2014.

Net Loss:

As a result of the above factors, we recognized a net loss of $40,473 for the three months ended June 30, 2015, as compared to a net loss of $209,318 for the three months ended June 30, 2014, a decrease of $168,845. We experienced a minimal loss for the three months ended June 30, 2015 based on startup costs associated with the opening of one new branch. We anticipate that the new branch will achieve profitability by the end of the third quarter of 2015. Additionally, we received unanticipated legal bills associated with day to day operations of the business.

Six Months Ended June 30, 2015 compared to 2014

The following table presents a summary of operating information by our single operating segment for the six months ended June 30, 2015 and 2014:

	2015	2014

Net Revenues
Contract staffing services	$7,439,887	$11,527,834

Cost of Services	6,077,807	9,904,212

Gross Profit	1,362,080	1,623,622

Selling, General and Administrative
Payroll and related expenses	743,664	736,818
Selling, general and administrative expenses	626,305	1,080,843
Total Selling, General and Administrative	1,369,969	1,817,661

Loss from Operations	(7,889)	(194,039)

Other Expenses
Interest expense	(100,910)	(110,975)
Other expense	(11,456)	(7,069)

Total Other Expenses	(112,366)	(118,044)

Loss before Provision for Income Taxes	(120,255)	(312,083)

Provision for Income Taxes	—	(32,936)

Net Loss	$(120,255)	$(345,019)

Contract Staffing Services:

Contract staffing services decreased by $4,087,947 or 35.46% from $11,527,834 for the six months ended June 30, 2014 to $7,439,887 for the six months ended June 30, 2015.  The decrease was due primarily to a reduction in services provided to Progressive Waste. It was determined that Progressive Waste and their already low margins were not profitable once the workers compensation exposure was recognized, so a decision was made in the fourth quarter of 2014 to have a gradual pull out from their facilities.

Cost of Services:

Cost of services decreased by $3,826,405 or 38.63% from $9,904,212 for the six months ended June 30, 2014 to $6,077,807 for the six months ended June 30, 2015.  This decrease exemplifies the lack of profitability that was associated with Progressive Waste account, this reduction was directly related to decreasing services to Progressive Waste.

Gross profit:

Gross profit decreased by $261,542, or 16.11%, from $1,623,622 for the six months ended June 30, 2014 to $1,362,080 for the six months ended June 30, 2015.  The gross profit margin percentage increased by 4.22%, from 14.08% for the six months ended June 30, 2014 to 18.31% for the six months ended June 30, 2015. The reason for the profit margin increase was the reduction of a high volume account in 2015 that had a very low margin once the workers compensation exposure was realized.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $626,305 for the six months ended June 30, 2015, a decrease of $454,538 or 42.05%, from $1,080,843 for the six months ended June 30, 2014. This decrease was related to the closing of two locations that exclusively serviced Progressive Waste.

Payroll and Related Expenses:

Payroll and related expenses were $743,664 for the six months ended June 30, 2015, an increase of $6,846 or 0.93%, from $736,818 for the six months ended June 30, 2014. The payroll related costs had a minimal increase because although we eliminated two offices, we added additional sales force and made some modifications to a few employees’ compensation based on changing roles.

Income (Loss) from Operations:

Loss from operations was $7,889 for the six months ended June 30, 2015, an improvement of $186,150 or 95.93%, from a loss of $194,039 for the six months ended June 30, 2014. This increase is due to improved margins we are realizing because of the reduction of the Progressive Waste account which resulted in a very low margin and high expenses.

Other Expenses:

Other expenses were $112,366 for the six months ended June 30, 2015, a decrease of $5,678 or 4.81%, from $118,044 for the six months ended June 30, 2014. This decrease is due to a decrease in interest expense due to a decrease in our IRS payable balance.

Net Loss:

As a result of the above factors, we recognized a net loss of $120,255 for the six months ended June 30, 2015, as compared to a net loss of $345,019 for the six months ended June 30, 2014, a decrease of $224,764. The net loss was due primarily to the issuing in 2014 of 1,000,000 shares of stock to a company that does investor relations, the shares were issued when the stock was valued at $.54 which resulted in a non-cash charge of $127,500 for each of the last four quarters. The first quarter of 2015 was the last quarter that this will impact us.

Liquidity and Capital Resources

As of June 30, 2015, the Company had a stockholders’ deficit of $2,629,281. For the six months ended June 30, 2015 and 2014, the Company had a net loss of $120,255 and $345,019, respectively. At June 30, 2015, the Company had a working capital deficit of $342,854 compared to $143,314 at December 31, 2014. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011 and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

Our principal sources of liquidity include cash from operations. We have leveraged our cash from operations with an account purchase agreement with Crestmark Bank to provide working capital. The balance due to Crestmark on the Company’s line of credit was $1,089,873 as of June 30, 2015, a decrease of $274,670 from December 31, 2014. As of June 30, 2015, we had cash balances of $64,387 as compared to $4,216 as of December 31, 2014, representing an increase of $60,171.

Net cash provided by operating activities was $427,410 for the six months ended June 30, 2015 as compared to $250,687 for the six months ended June 30, 2014. The increase of $176,723 was principally due to more timely and consistent collection of accounts receivable during the six months ended June 30, 2015, as well as improved margins from the existing customers.

For the six months ended June 30, 2015 there was no net cash provided by or used in investing activities. However, during the six months ended June 30, 2014, upon consummating the merger, EmployUS was the beneficiary of $150,000 of bridge funding into the Company prior to the merger.

Net cash used in financing activities amounted to $367,239 for the six months ended June 30, 2015, compared to $387,957 for the six months ended June 30, 2014 representing a decrease of $20,718.  The decrease is due to not raising any proceeds from the sale of common stock or issuance of notes payable for the six months ended June 30, 2015 compared to $294,500 of proceeds during the six months ended June 30, 2014. This is being offset by a reduction in repayments related to the line of credit.

Bank loans/Line of Credit

EmployUS, Ltd. has a line of credit with Crestmark Bank for working capital and capital investment and one loan from an investor made in connection with the merger.

We believe that our currently available working capital and credit facilities referred to above should be adequate to sustain our operations at the current level for the next twelve months.

2015-2016 Outlook

EmployUS has grown organically from one location in the beginning of 2011 to nine locations by the end of 2014 with annual sales exceeding $20,000,000. The 2015 – 2016 growth plan consists of a three tiered approach. The first tier involves growing the volume of our current locations and more importantly improving the margins at those locations. During 2014, we took on some lower margin and higher risk business locations. We have now decided that the lower margin business is not allowing us to operate efficiently and we have closed two of those locations which allowed us to reduce the number of locations we operate from 11 locations back down to 9 locations. The two locations that we closed accounted for nearly $5,000,000 in sales but provided zero profitability to the Company. The expectation is that we should collectively increase the annual sales by 15% from our remaining nine locations. Tier two involves organic expansion. By maximizing the current relationships with our existing customers, we have opened one new location with the anticipation of opening two more by the end of 2015 and still plan to open three locations in 2016. The final tier will be growth through acquisition. Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition. EmployUS intends to pursue possibly acquiring one or two small staffing companies each year.

In order to successfully complete our 2015-2016 outlook, we anticipate using cash from operations to continue to fund our business operations. In the event that we need to access the capital markets and sell equity in order to fund operations or further our growth strategy, issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

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

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the six months ended June 30, 2015 and 2014 are not necessarily indicative of operating results expected for future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	Lack of sufficient segregation of duties such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We also plan to improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to hire additional senior accounting personnel or additional independent consultants once we generate significantly more revenue or raise significant additional working capital.  We will also improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*   The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Staffing Group Ltd.

Dated: August 14, 2015	By: /s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

