Form 10-Q
period 2015-09-30
Staffing Group, Ltd.
filed 2015-12-15
CIK 1561622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 10, 2015

Common Stock, $0.001	39,220,013

THE STAFFING GROUP LTD.

Form 10-Q

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	December 31,
	(Unaudited)	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,332	$4,216
Accounts receivable, net	1,570,712	1,621,861
Prepaid expenses and other current assets	39,642	158,592
Total Current Assets	1,635,686	1,784,669

Property and equipment, net	15,575	22,174
Security deposits	28,130	29,055

TOTAL ASSETS	$1,679,391	$1,835,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$281,264	$167,035
Accrued payroll	134,194	91,717
Line of credit	1,313,494	1,364,543
Notes payable - stockholders	107,000	107,000
Current portion of payroll related liabilities	197,688	197,688
Due to stockholders	493,405	-
Total Current Liabilities	2,527,045	1,927,983

Long term portion of payroll related liabilities	146,259	273,730
Due to stockholders	-	472,287

TOTAL LIABILITIES	2,673,304	2,674,000

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized, none issued and outstanding.	-	-
Common stock par value $0.001: 150,000,000 shares authorized; 37,220,013 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	37,220	37,220
Additional paid-in capital	1,633,704	1,633,704
Accumulated deficit	(2,664,837)	(2,509,026)
TOTAL STOCKHOLDERS' DEFICIT	(993,913)	(838,102)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,679,391	$1,835,898

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET REVENUES
Contract staffing services	$3,393,046	$5,187,602	$10,832,933	$16,715,436

COST OF SERVICES
	2,777,902	4,323,096	8,855,709	14,227,308

GROSS PROFIT	615,144	864,506	1,977,224	2,488,128

SELLING, GENERAL AND ADMINISTRATIVE
Payroll and related expenses	354,420	380,433	1,098,084	1,117,251
Selling, general and administrative expenses	233,532	419,706	859,837	1,500,049
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	587,952	800,139	1,957,921	2,617,300

INCOME (LOSS) FROM OPERATIONS	27,192	64,367	19,303	(129,172)

OTHER (EXPENSES) INCOME
Interest expense	(43,906)	(53,553)	(144,816)	(164,528)
Other (expense) income	(18,842)	(5,059)	(30,298)	(12,128)
TOTAL OTHER EXPENSES	(62,748)	(58,612)	(175,114)	(176,656)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(35,556)	5,755	(155,811)	(305,828)

Provision for income taxes	-	711	-	32,225

NET INCOME (LOSS)	$(35,556)	$5,044	$(155,811)	$(338,053)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,220,013	37,220,012	37,220,013	36,459,621

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,811)	$(338,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Recoveries) provision for doubtful accounts	(47,500)	(222,709)
Depreciation expense	6,599	6,599
Interest and fees on line of credit	117,232	244,690
Interest on stockholder loans	31,118	-
Amortization of deferred financing costs	-	9,315
Accrued interest on stockholder advances	-	29,881
Stock compensation expense	-	256,055
Inducement expense related to debt conversion	-	22,000
Deferred tax asset	-	41,969
Changes in operating assets and liabilities:
Accounts receivable	98,649	466,256
Prepaid expenses and other current assets	118,950	25,181
Security deposits	925	(825)
Accounts payable and accrued expenses	114,229	236,337
Accrued payroll	42,477	-
Payroll related liabilities	(127,471)	(305,216)

NET CASH PROVIDED BY OPERATING ACTIVITIES	199,397	471,480

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from merger	-	150,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) proceeds from line of credit	(168,281)	(753,886)
Proceeds from notes payable	-	157,000
Principal payments towards notes payable	-	(50,000)
Proceeds from sale of common stock	-	150,000
Payments to stockholder	(10,000)	-
Repayments of stockholder advances	-	(24,815)

NET CASH USED IN FINANCING ACTIVITIES	(178,281)	(521,701)

Net increase in cash and cash equivalents	21,116	99,779

Cash and cash equivalents, beginning of period	4,216	2,757

Cash and cash equivalents, end of period	$25,332	$102,536

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$165

NON-CASH ACTIVITIES

Prepaids and other current assets received in connection with reverse merger	$-	$4,000
Common stock issued for prepaid consulting services	$-	$500,000
Common stock issued in conversion of convertible notes payable and accrued interest	$-	$66,000

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and is a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project four years ago, EmployUS has grown to eight offices and two satellite locations serving three states, with more than 300 customers and has provided employment to over 4,500 individuals as of September 30, 2015. During the nine months ended September 30, 2015, EmployUS had more than 261 customers and has provided employment to over 3,089 individuals.

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

Following the Exchange Agreement, there were 35,100,011 shares of the Company’s common stock issued and outstanding, which include 13,153,800 shares held by the former stockholders of EmployUS, Ltd. and 6,050,000 shares held by Brian McLoone, EmployUS Ltd.’s Chief Operating Officer but not a stockholder of EmployUs Ltd. prior to the merger. As a result, EmployUS, Ltd. pre-merger stockholders, including Brian McLoone, held approximately 54.72% of the Company’s issued and outstanding shares of common stock and the former stockholders of the Company held approximately 45.28%.

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company, formerly a shell company, ceased its prior operations and became engaged in the business of EmployUS, Ltd. The Exchange Agreement was accounted for as a reverse merger and recapitalization and EmployUS, Ltd. is deemed to be the acquirer in the reverse merger for accounting purposes and the Company is deemed the legal acquirer. The Company therefore, took on EmployUS, Ltd.’s operating history. In connection with the reverse merger, Brent Callais, CEO of EmployUS, Ltd., became a director of the Company due to his expertise and experience.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on April 14, 2015 for the year ended December 31, 2014.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2015, Customer A accounted for 3% and 13% of the Company’s net revenue, respectively. Customer A accounted for 29% of the Company’s accounts receivable as of December 31, 2014. Customer B accounted for 18% and 17% of the Company’s net revenue for the three and nine months ended September 30, 2015, respectively and 16% of the Company’s accounts receivable as of September 30, 2015. For the three and nine months ended September 30, 2014, Customer A accounted for 43% and 42% of the Company’s net revenue, respectively.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts was nominal at September 30, 2015 and $53,368 at December 31, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

As of September 30, 2015, the Company had a stockholders’ deficit of $993,913. For the nine months ended September 30, 2015 and 2014, the Company had a net loss of $155,811 and $338,053, respectively. At September 30, 2015, the Company had a working capital deficit of $891,359 compared to $143,314 at December 31, 2014. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011, and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011 of $343,947. Since 2012, the Company has been remitting payroll taxes on a timely basis to the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding prior payroll tax liability.

The Company’s principal sources of liquidity include cash from operations and advances from its stockholders. The Company has leveraged their cash from operations with an account purchase agreement with Crestmark Bank to provide working capital. The balance due to Crestmark on the Company’s line of credit was $1,313,494 as of September 30, 2015, a decrease of $51,049 from December 31, 2014. As of September 30, 2015, the Company had cash balances of $25,332 as compared to $4,216 as of December 31, 2014. On November 30, 2015, the Company received $80,000 from the sale of 2,000,000 shares of its common stock to another public company.

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

Note 4 - Line of Credit

On September 24, 2014, the Company entered into a Loan and Security Agreement with Crestmark which supersedes and replaces the original account purchase agreement. The term of the facility is three years with an interest rate equal to the Prime Rate plus 5.75% per annum (6% floor), and a facility fee equal to 1% of the maximum loan amount. The line is secured by collateral consisting of all of the Company’s assets. The Company is currently compliant with all covenants. Interest and fees paid to Crestmark for the nine months ended September 30, 2015 and 2014 were $117,232 and $244,690, respectively, which were satisfied by additional borrowings under the line of credit.

Interest and fees consisted of the following for the nine months ended September 30:

	2015	2014
Interest	$106,192	$78,092
Fees	11,040	166,598
Total	$117,232	$244,690

Note 5 - Notes Payable

Notes Payable

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum. Interest expense for the nine months ended September 30, 2015 was $7,087 and is included in accrued expenses as of September 30, 2015. In accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date, the Company recorded late fees of $13,300 for the nine months ended September 30, 2015 and is included in accrued expenses as of September 30, 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum. Interest expense for the nine months ended September 30, 2015 was $938 and is included in accrued expenses as of September 30, 2015. In accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date, the Company recorded late fees of $7,700 for the nine months ended September 30, 2015 and is included in accrued expenses as of September 30, 2015.

Note 6 - Due to Stockholders

Amounts due to stockholders of the Company of $493,405 and $472,287 as of September 30, 2015 and December 31, 2014, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $129,877 and $98,758 as of September 30, 2015 and December 31, 2014, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the three months ended September 30, 2015 and 2014 was $10,487 and $13,215, respectively, which was satisfied by being added to the outstanding balance. Interest expense for the nine months ended September 30, 2015 and 2014 was approximately $31,118 and $29,881, respectively. The Company is in the process of investigating the validity of a portion of the amounts outstanding due to stockholders and the validity of the cash advances and believes that these amounts outstanding may not be authentic or valid.

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

As of September 30, 2015 and December 31, 2014 the past due balance due to the IRS, including penalties, interest, and fees, totaled $343,947 and $471,418, respectively. The Company incurred $1,992 in interest and $16,639 in interest and penalties from the IRS during the three months ended September 30, 2015 and 2014, respectively. The Company incurred $6,320 in interest and $62,965 in interest and penalties in the nine months ended September 30, 2015 and 2014, respectively. The IRS had previously issued a notice of Federal Tax Lien pertaining to the outstanding liabilities associated with the fourth quarter 2010 and second quarter 2011. Such Federal Tax Lien was released on March 11, 2015.

Note 8 – Stockholders Equity

On September 3, 2015, through a majority vote of the stockholders of the Company, the Company amended its articles of incorporation to increase the number of authorized shares of the Company’s capital stock that the Company may issue from 75,000,000 to 155,000,000 shares, of which 150,000,000 shares shall be classified as common stock and 5,000,000 shares shall be classified as blank check preferred stock.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value. As these are considered “black check” preferred shares, the terms of the preferred stock are to be determined by the board of directors of the Company in the near future.

Common Stock

The Company did not issue any new shares of common stock during the nine months ended September 30, 2015.

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

Leases

The Company leases space for eight of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Locations are generally leased over periods from one to three years, and also on a month-to-month basis. For the three months ended September 30, 2015 and 2014, rent expense was $24,050 and $26,621, respectively. For the nine months ended September 30, 2015 and 2014, rent expense was $70,773 and $84,651, respectively

As of September 30, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2015 (remaining)	$16,154
2016	31,094
2017	5,960
2018	6,080
2019	2,040
Total	$61,328

Note 10- Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

On November 13, 2015, the Company’s board of directors approved and filed a Certificate of Designation designating 5 shares of the blank check preferred stock as Series A Preferred as defining the rights, preferences and privileges of such series of Preferred Stock. For each share of Series A Preferred Stock, the holder has a voting right equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders. The Series A Preferred Stock does not have any additional rights or preferences.

On November 13, 2015, the Board approved the issuance of 2 shares of Series A Preferred Stock to each of its current directors, Brian McLoone and Brent Callais.

On November 30, 2015, the Company entered into a private placement securities purchase agreement with another public company pursuant to which the Company issued 2,000,000 shares of its common stock at a price of $0.04 per share for an aggregate purchase price of $80,000 in gross proceeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the nine months ended September 30, 2015 and 2014, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company ceased its prior operations and became engaged in the business of EmployUS. The Exchange Agreement is being accounted for as a reverse merger and recapitalization and EmployUS is deemed to be the acquirer in the reverse merger for accounting purposes and the Company, a former shell company, is deemed the legal acquirer. The Company will therefore, take on EmployUS’s operating history. In connection with the reverse merger, Brent Callais, CEO of EmployUS, became a director of the Company due to his expertise and experience.

EmployUS is a full service turnkey staffing company formed in September of 2010. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS has since expanded to work in the light industrial industry as well as on many of the construction projects in the Southeast United States. EmployUS, quickly expanded operations throughout the state of Louisiana. From its single initial project four years ago, EmployUS, has grown to 8 offices and two satellite location serving 3 states with more than 300 customers and has provided employment to over 4,500 individuals over that same period of time. During the nine months ended September 30, 2015, EmployUS had more than 261 customers and has provided employment to over 3,089 individuals.

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

Three Months Ended September 30, 2015 compared to 2014

The following table presents a summary of operating information by our single operating segment for the three months ended September 30, 2015 and 2014:

	2015	2014

Net Revenues
Contract staffing services	$3,393,046	$5,187,602

Cost of Services	2,777,902	4,323,096

Gross Profit	615,144	864,506

Selling, General and Administrative
Payroll and related expenses	354,420	380,433
Selling, general and administrative expenses	233,532	419,706
Total Selling, General and Administrative	587,952	800,139

Income (Loss) from Operations	27,192	64,367

Other (Expenses) Income
Interest expense	(43,906)	(53,553)
Other (expense) income	(18,842)	(5,059)

Total Other Expenses	(62,748)	(58,612)

Income (Loss) before Benefit for Income Taxes	(35,556)	5,775

Provision for Income Taxes	—	711

Net Income (Loss)	$(35,556)	$5,044

Contract Staffing Services:

Contract staffing services decreased by $1,794,556 or 34.59% from $5,187,602 for the three months ended September 30, 2014 to $3,393,046 for the three months ended September 30, 2015.  The decrease was due primarily to a reduction in services provided to Progressive Waste. It was determined that Progressive Waste and their already low margins were not profitable once the workers compensation exposure was recognized, so a decision was made in the fourth quarter of 2014 to have a gradual pull out from their facilities.

Cost of Services:

Cost of services decreased by $1,545,195 or 35.74% from $4,323,096 for the three months ended September 30, 2014 to $2,777,902 for the three months ended September 30, 2015.  This decrease exemplifies the lack of profitability that was associated with Progressive Waste account, this reduction was directly related to decreasing services to Progressive Waste.

Gross profit:

Gross profit decreased by $249,363, or 28.84%, from $864,506 for the three months ended September 30, 2014 to $615,144 for the three months ended September 30, 2015.  The gross profit margin percentage increased by 1.46%, from 16.66% for the three months ended September 30, 2014 to 18.13% for the three months ended September 30, 2015. The reason for the profit margin increase was the reduction of the Progressive Waste account in 2015 that had a very low margin once the workers compensation exposure was realized.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $233,532 for the three months ended September 30, 2015, a decrease of $186,174 or 44.36%, from $419,706 for the three months ended September 30, 2014. This decrease was related to the closing of two locations that exclusively serviced Progressive Waste.

Payroll and Related Expenses:

Payroll and related expenses were $354,420 for the three months ended September 30, 2015, a decrease of $26,013 or 6.84%, from $380,433 for the three months ended September 30, 2014. The payroll related costs had a decrease because we eliminated two offices.

Income (Loss) from Operations:

Income from operations was $27,192 for the three months ended September 30, 2015, a decrease of $37,175 or 57.75%, from income of $64,367 for the three months ended September 30, 2014. This decrease is due to the decrease in gross profit partially offset by the decrease in operating expenses.

Other Expenses:

Other expenses were $62,748 for the three months ended September 30, 2015, an increase of $4,136 or 7.06%, from $58,612 for the three months ended September 30, 2014. This increase is due to a decrease in interest expense due to a decrease in our IRS payable balance offset by an increase in other expense due to late fees related to our notes payable.

Net Loss:

As a result of the above factors, we recognized a net loss of $35,556 for the three months ended September 30, 2015, as compared to net income of $5,044 for the three months ended September 30, 2014, a decrease of $40,600. We experienced a decrease in income from operations and an increase in other expenses during the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 compared to 2014

The following table presents a summary of operating information by our single operating segment for the nine months ended September 30, 2015 and 2014:

	2015	2014

Net Revenues
Contract staffing services	$10,832,933	$16,715,436

Cost of Services	8,855,709	14,227,308

Gross Profit	1,977,224	2,488,128

Selling, General and Administrative
Payroll and related expenses	1,098,084	1,117,251
Selling, general and administrative expenses	859,837	1,500,049
Total Selling, General and Administrative	1,957,921	2,617,300

Income (Loss) from Operations	19,303	(129,172)

Other Expenses
Interest expense	(144,816)	(164,528)
Other expense	(30,298)	(12,128)

Total Other Expenses	(175,114)	(176,656)

Loss before Provision for Income Taxes	(155,811)	(305,828)

Provision for Income Taxes	—	32,225

Net Loss	$(155,811)	$(338,053)

Contract Staffing Services:

Contract staffing services decreased by $5,882,503 or 35.19% from $16,715,346 for the nine months ended September 30, 2014 to $10,832,933 for the nine months ended September 30, 2015.  The decrease was due primarily to a reduction in services provided to Progressive Waste. It was determined that Progressive Waste and their already low margins were not profitable once the workers compensation exposure was recognized, so a decision was made in the fourth quarter of 2014 to have a gradual pull out from their facilities.

Cost of Services:

Cost of services decreased by $5,371,599 or 37.76% from $14,227,308 for the nine months ended September 30, 2014 to $8,855,709 for the nine months ended September 30, 2015.  This decrease exemplifies the lack of profitability that was associated with Progressive Waste account, this reduction was directly related to decreasing services to Progressive Waste.

Gross profit:

Gross profit decreased by $510,904, or 20.53%, from $2,488,128 for the nine months ended September 30, 2014 to $1,977,224 for the nine months ended September 30, 2015.  The gross profit margin percentage increased by 3.37%, from 14.89% for the nine months ended September 30, 2014 to 18.25% for the nine months ended September 30, 2015. The reason for the profit margin increase was the reduction of the Progressive Waste account in 2015 that had a very low margin once the workers compensation exposure was realized.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $859,837 for the nine months ended September 30, 2015, a decrease of $640,212 or 42.68%, from $1,500,049 for the nine months ended September 30, 2014. This decrease was related to the closing of two locations that exclusively serviced Progressive Waste.

Payroll and Related Expenses:

Payroll and related expenses were $1,098,084 for the nine months ended September 30, 2015, a decrease of $19,167 or 1.72%, from $1,117,251 for the nine months ended September 30, 2014. The payroll related costs had a minimal decrease because although we eliminated two offices, we added additional sales force and made some modifications to a few employees’ compensation based on changing roles.

Income (Loss) from Operations:

Income from operations was $19,303 for the nine months ended September 30, 2015, an improvement of $148,475 or 114.94%, from a loss of $129,172 for the nine months ended September 30, 2014. This increase is due to improved margins we are realizing because of the reduction of the Progressive Waste account which resulted in a very low margin and high expenses.

Other Expenses:

Other expenses were $175,114 for the nine months ended September 30, 2015, a decrease of $1,542 or .87%, from $176,656 for the nine months ended September 30, 2014. This decrease is due to a decrease in interest expense due to a decrease in our IRS payable balance.

Net Loss:

As a result of the above factors, we recognized a net loss of $155,811 for the nine months ended September 30, 2015, as compared to a net loss of $338,053 for the nine months ended September 30, 2014, a decrease of $182,242. We experienced an increase in income from operations and a decrease in other expenses during the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, the Company had a stockholders’ deficit of $993,913. For the nine months ended September 30, 2015 and 2014, the Company had a net loss of $155,811 and $338,053, respectively. At September 30, 2015, the Company had a working capital deficit of $891,359 compared to $143,314 at December 31, 2014. The Company’s stockholders’ deficiency is primarily due to, among other reasons, penalties and interest relating to unpaid payroll tax liabilities in 2011 and an increase in staff payroll and rent, due to an expansion of operations. The Company currently has a past due payroll tax liability from 2011. Since 2012, the Company has been remitting payroll taxes in accordance with the Internal Revenue Service (“IRS”) and is currently on an installment agreement with the IRS to pay back the outstanding payroll tax liability.

Our principal sources of liquidity include cash from operations and advances from our stockholders. We have leveraged our cash from operations with an account purchase agreement with Crestmark Bank to provide working capital. The balance due to Crestmark on the Company’s line of credit was $1,313,494 as of September 30, 2015, a decrease of $51,049 from December 31, 2014. As of September 30, 2015, we had cash balances of $25,332 as compared to $4,216 as of December 31, 2014, representing an increase of $21,116. On November 30, 2015, the Company received $80,000 from the sale of 2,000,000 shares of its common stock to another public company.

Net cash provided by operating activities was $199,397 for the nine months ended September 30, 2015 as compared to $471,480 for the nine months ended September 30, 2014. The decrease of $272,083 was principally due to a decrease in stock compensation expense and a decrease in interest and fees on our line of credit during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015 there was no net cash provided by or used in investing activities. However, during the nine months ended September 30, 2014, upon consummating the merger, EmployUS was the beneficiary of $150,000 of bridge funding into the Company prior to the merger.

Net cash used in financing activities amounted to $178,281 for the nine months ended September 30, 2015, compared to $521,701 for the nine months ended September 30, 2014 representing a decrease of $343,420. The decrease is due to not raising any proceeds from the sale of common stock or issuance of notes payable for the nine months ended September 30, 2015 compared to $307,000 of proceeds during the nine months ended September 30, 2014. This is being offset by a reduction in repayments related to the line of credit.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

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

With respect to the quarterly period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2015:

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 3, 2015, we held a shareholder meeting to approve an amendment to our Articles of Incorporation to increase the number of our authorized shares from 75,000,000 shares to 155,000,000 shares, of which 150,000,000 shares shall be classified as common stock and 5,000,000 shares shall be classified as blank check preferred stock. The shareholders approved this amendment at the meeting. On September 24, 2015, we filed the amendment to our Articles of Incorporation with the Secretary of State for the State of Nevada. A copy of the amendment is filed herewith as Exhibit 4.1.

On November 13, 2015, our board of directors approved and filed a Certificate of Designation designating 5 shares of the blank check preferred stock as Series A Preferred as defining the rights, preferences and privileges of such series of Preferred Stock. For each share of Series A Preferred Stock, the holder has a voting right equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders. The Series A Preferred Stock does not have any additional rights or preferences. A copy of the Certificate of Designation for the Series A Preferred Stock that was filed with the Secretary of State for the State of Nevada is attached herewith as Exhibit 4.2.

On November 13, 2015, the Board approved the issuance of 2 shares of Series A Preferred Stock to each of its current directors, Brian McLoone and Brent Callais.

On November 30, 2015, the Board approved and entered into a securities purchase agreement with another publicly traded company pursuant to which the Company issued 2,000,000 shares of its common stock at a price of $0.04 per share for an aggregate purchase price of $80,000 in gross proceeds. This investment has begun preliminary discussions between both companies to enter into a licensing agreement or some other form of joint venture to work together to grow our business.

ITEM 6. EXHIBITS

Exhibit
Number	Description
4.1	Amendment to the Articles of Incorporation Increasing the Number of Authorized Shares filed with the Nevada Secretary of State on September 24, 2015.
4.2	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on November 13, 2015.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*   The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Staffing Group Ltd.

Dated: December 15, 2015	By: /s/ Brian McLoone
Brian McLoone, President and Chief Executive Officer and Chief Financial Officer

