Form 10-K
period 2015-12-31
Staffing Group, Ltd.
filed 2016-04-13
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-185083

The Staffing Group Ltd.
(Exact name of registrant as specified in its charter)

Nevada	99-0377457
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

125 Townpark Drive, Suite 300
Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 881-0834

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of June 30, 2015 was $1,479,569.

As of April 7, 2016, the registrant had 1,202,436 shares of common stock issued and outstanding.

1

2

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

-1--

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

On January 22, 2014, we entered into the Exchange Agreement with EmployUS which agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

●	Each share of EmployUS’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 263,076 shares of our common stock.

●	Three of our shareholders agreed to cancel the following shares:

(i)	Joseph Albunio agreed to cancel 167,728 shares of his common stock. After the cancellation he owns 10,000 shares of our common stock.

(ii)	Brian McLoone agreed to cancel 56,728 shares of his common stock. After the cancellation he owns 121,000 shares of our common stock.

(iii)	Luidmila Yuziuk agreed to cancel 38,619 shares of her common stock. After the cancellation, she does not own any shares of our common stock.

Following the Exchange Agreement, there were 702,000 shares of our common stock issued and outstanding, which included 263,076 shares held by former stockholders of EmployUS and 121,000 by Brian McLoone, EmployUS’s Chief Operations Officer and The Staffing Group, Ltd’s Chief Executive Officer, but not a stockholder of EmployUS prior to the merger. As a result, the Company’s pre-merger stockholders, excluding Brian McLoone, held approximately 45.28% of the Company’s issued and outstanding shares of common stock and the former stockholder of EmployUS, including Brian McLoone, held approximately 54.72%.

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

On November 13, 2015, the Board of Directors approved the issuance of two (2) shares of Series A Preferred Stock to each of its current directors, at that time, Brian McLoone and Brent Callais.

-2--

On December 18, 2015, the Board approved the issuance of one (1) share of Series A Preferred Stock to Labor Smart, Inc., a 18.45% shareholder of common stock, in conjunction with the issuance of a convertible promissory note dated December 18, 2015.

On December 22, 2015, the Company entered into a Licensing Agreement with Labor Smart, Inc. whereby Labor Smart, Inc. has granted the Company an exclusive license to use their trademarked name in connection with general advertising materials, point of sale displays and other promotional materials. As consideration for the use of the trademarked name, the Company agreed to pay to Labor Smart, Inc. a one-time fee of $5,000 for each newly opened branch location that is opened under the name of Labor Smart, Inc.

On December 28, 2015, the Company incorporated a 100% owned subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company. This subsidiary currently operates one staffing location in Montgomery, Alabama, under our licensing agreement with Labor Smart, Inc. Staff Fund I, LLC has reserved 49% of its outstanding membership units for sale to new investors.

On December 31, 2015, Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd. (the “split-off transaction”). In consideration thereof, Pour Les Enfant assumed all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agree to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation. As a result of the cancellation of the two (2) preferred shares by Brent Callais and Brian McLoone, there was a change in control of the Company as Labor Smart, Inc. holds the one (1) remaining outstanding preferred share of the Company. It additional all existing operations of the Company were disposed of in the split-off transaction except for the business continued in our subsidiary, Staff Fund I, LLC.

In conjunction with the split-off transaction, the Company received notice of the resignation of Brian McLoone as Chief Executive Officer and Director, and Brent Callais as Director and the Board of Directors of the Company appointed Ms. Kimberly Thompson as Interim Chief Executive Officer of the Company.

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

Subsidiaries

On December 28, 2015, the Company incorporated a 100% owned subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company. This subsidiary currently operates one staffing location in Montgomery, Alabama, under our licensing agreement with Labor Smart, Inc. Staff Fund I, LLC has reserved 49% of its outstanding membership units for sale to new investors.

Description of Business

Prior to the split-off transaction, the Company reviewed the historical financial performance of EmployUS, Ltd. and gave consideration to other opportunities for growth in other segments in the staffing industry which the Company believes will be more profitable. As a result, on December 31, 2015, the Company disposed of its wholly owned subsidiary, EmployUS Ltd., in a split-off transaction which included all the assets, liabilities and operations of EmployUS Ltd.

-3--

The Company currently operates one (1) staffing location Montgomery, Alabama through our subsidiary, Staff Fund I, LLC. This subsidiary operates under a licensing agreement with Labor Smart, Inc., our controlling shareholder. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that we place with our client companies.

Services offered include:

•	Payroll related taxes
•	Workers’ compensation coverage
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers

Since December 31, 2015, to grow our business, we have employed a professional selling branch manager and administrative support staff at the Montgomery branch. The Company plans an aggressive expansion throughout the Southeast U.S. whereby we will open additional branches under the licensing agreement. We expect to incorporate a new company each time we open a new branch. The startup capital for each branch is expected to be raised by crowdfunding with new investor ownership limited to 49% of each branch.

Our Industry

Our subsidiary, Staff Fund I, LLC, is primarily focused in the on-demand blue collar staffing industry. The primary placements that Staff Fund I, LLC makes are to companies in the construction industry, light industrial, refuse industry, retail, and hospitality businesses.

In addition, to growing our business under the licensing agreement with Labor Smart, Inc., the Company is actively sourcing acquisition targets in the staffing industry. While our current focus is blue collar staffing, we are seeking acquisition opportunities in every staffing vertical segment with planned targets in IT Staffing, home healthcare, professional firms and disaster response.

Products and Services

We are a service provider that is in the business of providing temporary staffing solutions. We provide general laborers to construction, light industrial, refuse, retail, and hospitality businesses and recruit, hire, train and manage skilled workers so our clients doesn’t have to. By eliminating the administrative requirements of finding and employing skilled and unskilled workers our clients the ability to focus on the important task of managing and growing their business and not worry about staffing their projects. We currently operate one branch location in Montgomery, Alabama, under our licensing agreement with Labor Smart, Inc.

Additionally, we plan to seek out acquisition targets in other segments of the staffing industry as we execute an aggressive buy and build roll-up strategy to grow our business.

Seasonality of the Business

We operate throughout the year.  Our work is not seasonal, however, historical data shows that the 3rd quarter should be the strongest quarter of the year and December and January tend to be the slowest time due to the holiday season.

-4--

Concentration or Dependence on Key Vendors, Suppliers or Clients

We, are not dependent on any single supplier or client. From time to time, we may experience high customer concentration, especially in our busier quarterly periods.

Marketing

After the split-off transaction of the EmployUS assets and liabilities on December 31, 2015, our marketing efforts have changed to be more focused on attracting acquisition targets, in line with our new focus of growth by acquisitions. As we acquire new staffing businesses, we intend to analyze each business to determine the best mix of marketing expenditures to maximize return on investment. We anticipate that online and social media marketing will become a large part of our marketing efforts. Additionally, we intend to rely on telemarketing and direct mail as a means to market the services. We use licensed customer relationship management software to manage new leads and opportunities. This software allows us to automate many marketing functions and will be more relied upon as we scale up our business.

Competition

The staffing industry is highly competitive and fragmented throughout the United States.  There are multiple staffing companies that fill a wide variety of positions and service a wide variety of industries. There is no one company dominant in the temporary staffing industry, however, there are several large competitors with substantially more resources and market visibility than us. The Company believes that the primary factors in obtaining and retaining customers are the cost of services, the quality of employees provided, the responsiveness of service, and the number of markets that can be serviced.

Regulatory Matters/Compliance

We are not aware of any need for any government approval of our principal services. We do not anticipate any governmental regulations on our business. However, we do provide workers compensation insurance for all our employees and we must ensure we are adhering to all OSHA requirements.  We are responsible for all federal, state and local taxes for our employees.  When working in a port all employees must have a T.W.I.C. identification card which ensures they are authorized to work in heightened security atmosphere.  Employees that work on federally funded projects have their wages determined and validated by the federal government based on The Davis Bacon Act.  Like all large employers the Company, its current and future subsidiaries will also have to adhere to the Affordable Care Act

Intellectual Property

We do not have any intellectual property or proprietary rights to any of our services except for those under our licensing agreement with Labor Smart, Inc.

Research and Development

We are a provider of staffing services for blue-collar jobs. We do not spend any resources on research and development. As our business grows, we expect to develop and train our staff to better understand our clients and to ensure that we are meeting the needs of our clients.

-5--

Employees

As of March 28, 2016, we have one (1) full time executive and (3) full-time branch level employees, including those of our subsidiary, Staff Fund I, LLC.  None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Additionally, we do employ a number of part-time employees that are staffed with our clients. These employees are hired on a part-time and as-needed basis.

Subsequent to the split-off transaction on December 31, 2015, we anticipate a temporary reduction in the number of employees. As we focus on acquiring new staffing businesses our number of both full and part-time employees is expected to increase substantially in the future.

Corporation Information

Our principal executive offices are located at 125 Townpark Drive, Suite 300, Kennesaw GA 30144 . Our telephone number is 678-881-0834. Our website is www.staffinggroupltd.com.

Item 1A.  Risk Factors.

This information is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

The Company’s corporate headquarters are located in Kennesaw, Georgia. The Company currently leases space located at 125 Townpark Drive, Suite 300, Kennesaw, GA 30144. The lease is for a term of 12 months beginning on January 1, 2016. Our lease payments are $169 per month. The Company believes that the current location is sufficient for the Company’s needs at this time.

The Company currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

We also had one (1) other office. A brief summary of locations, term of lease and monthly rent is as follows:

Lease Location	Term of Lease	Base Monthly Rent
Montgomery, Alabama	1/1/2016 to 7/31/2017	$1,305

The office is used as a place to recruit local staff to service our clients. We also have sales staff at each location to meet with prospective clients.

-6--

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

	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$26.50	$6.00
Second quarter ended June 30, 2014	$29.50	$6.00
Third quarter ended September 30, 2014	$14.00	$2.50
Fourth quarter ended December 31, 2014	$3.50	$0.50

Fiscal Year 2015
First quarter ended March 31, 2015	$2.25	$0.40
Second quarter ended June 30, 2015	$3.38	$0.76
Third quarter ended September 30, 2015	$3.95	$1.20
Fourth quarter ended December 31, 2015	$2.50	$1.13

Approximate Number of Equity Security Holders

As of March 28, 2016, there were approximately 52 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

-7--

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

Unregistered Sales of Equity Securities

Common Stock

On January 8, 2014, the Company issued 20,000 shares of its common stock, par value $0.001 per share, to one investor in exchange for $150,000 in cash. In connection with this sale of common stock the Company issued 2,000 shares of its common stock, par value $0.001 per share, to a consultant.

On February 14, 2014, we issued 263,076 shares of our common stock to the former stockholders of EmployUS, pursuant to the terms of the Exchange Agreement.

On April 29, 2014, we issued 16,533 shares of our common stock to certain individuals pursuant to certain stock purchase agreements for the sale of our common stock.

On April 29, 2014, we issued 20,000 shares of our common stock to an individual pursuant to a consulting agreement whereby such consultant would be providing us with market awareness services.

On July 11, 2014, we issued 5,867 shares of our common stock to three noteholders as requested by such noteholders pursuant to a Notice of Conversion of their Convertible Notes.

On November 30, 2015, the Company entered into a private placement securities purchase agreement with Labor Smart, Inc. to which the Company issued 40,000 shares of its common stock at a price of $2.00 per share for an aggregate purchase price of $80,000 in gross proceeds.

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

-8--

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group, Ltd. for the years ended December 31, 2015 and 2014, should be read in conjunction with the Selected Consolidated Financial Statements, of The Staffing Group, Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On January 22, 2014, we entered into the Exchange Agreement with EmployUS which agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement, and upon the consummation of the closing:

●	Each share of EmployUS’s common stock issued and outstanding immediately prior to the closing of the Exchange Agreement was converted into the right to receive an aggregate of 263,076 shares of our common stock.

●	Three of our shareholders agreed to cancel the following shares:

(i)	Joseph Albunio agreed to cancel 167,728 shares of his common stock. After the cancellation he owns 10,000 shares of our common stock.

(ii)	Brian McLoone agreed to cancel 56,728 shares of his common stock. After the cancellation he owns 121,000 shares of our common stock.

(iii)	Luidmila Yuziuk agreed to cancel 38,619 shares of her common stock. After the cancellation, she does not own any shares of our common stock.

Following the Exchange Agreement, there were 702,000 shares of our common stock issued and outstanding, which included 263,076 shares held by former stockholders of EmployUS and 121,000 by Brian McLoone, EmployUS’s Chief Operations Officer and The Staffing Group, Ltd’s Chief Executive Officer, but not a stockholder of EmployUS prior to the merger. As a result, the Company’s pre-merger stockholders, excluding Brian McLoone, held approximately 45.28% of the Company’s issued and outstanding shares of common stock and the former stockholder of EmployUS, including Brian McLoone, held approximately 54.72%.

-9--

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

On November 13, 2015, the Board of Directors approved the issuance of two (2) shares of Series A Preferred Stock to each of its current directors, at the time, Brian McLoone and Brent Callais.

On December 18, 2015, the Board approved the issuance of one (1) share of Series A Preferred Stock to Labor Smart, Inc., a 18.45% shareholder of common stock, in conjunction with the issuance of a convertible promissory note dated December 18, 2015.

On December 22, 2015, the Company entered into a Licensing Agreement with Labor Smart, Inc. whereby Labor Smart, Inc. has granted the Company an exclusive license to use their trademarked name in connection with general advertising materials, point of sale displays and other promotional materials. As consideration for the use of the trademarked name, the Company agreed to pay to Labor Smart, Inc. a one-time fee of $5,000 for each newly opened branch location that is opened under the name of Labor Smart, Inc.

On December 28, 2015, the Company incorporated a 100% owned subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company. This subsidiary currently operates one staffing location in Montgomery, Alabama, under our licensing agreement with Labor Smart, Inc. Staff Fund I, LLC has reserved 49% of its outstanding membership units for sale to new investors.

On December 31, 2015, Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd. (the “split-off transaction”). In consideration thereof, Pour Les Enfant assumed all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agree to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation. As a result of the cancellation of the two (2) preferred shares by Brent Callais and Brian McLoone, there was a change in control of the Company as Labor Smart, Inc. holds the one (1) remaining outstanding preferred share of the Company. It additional all existing operations of the Company was disposed of in the split-off transaction except for the business continued in our subsidiary, Staff Fund I, LLC.

In conjunction with the split-off transaction, the Company received notice of the resignation of Brian McLoone as Chief Executive Officer and Director, and Brent Callais as Director and the Board of Directors of the Company appointed Ms. Kimberly Thompson as Interim Chief Executive Officer of the Company.

The split-off of EmployUS, Ltd. to the controlling shareholders is a common control transaction and recorded at book value. Any difference between the proceeds received by the Company and the book value of assets and liabilities of EmployUS, Ltd. is recognized as a capital transaction with no gain and loss recorded. EmployUS, Ltd., as a subsidiary, was determined to be a component of Company and disposed of by other than sale.

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

-10--

The Company currently operates one (1) staffing location Montgomery, Alabama through our subsidiary, Staff Fund I, LLC. This subsidiary operates under a licensing agreement with Labor Smart, Inc., a related party. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that we place with our client companies.

We are a service provider that is in the business of providing temporary staffing solutions. We provide general laborers to construction, light industrial, refuse, retail, and hospitality businesses and recruit, hire, train and manage skilled workers so our clients doesn’t have to. By eliminating the administrative requirements of finding and employing skilled and unskilled workers our clients the ability to focus on the important task of managing and growing their business and not worry about staffing their projects. We currently operate one branch location in Montgomery, Alabama, under our licensing agreement with Labor Smart, Inc.

Additionally, we plan to seek out acquisition targets in other segments of the staffing industry as we execute a buy and build roll-up strategy to grow our business.

Year Ended December 31, 2015 compared to 2014

The following table presents a summary of continuing operations of the Company comprising of corporate overhead and financing costs.

	2015	2014

Net Revenues
Contract staffing services	$—	$—

Selling, General and Administrative
Payroll and related expenses	—	—
General and administrative expenses	326,514	563,645
Total Selling, General and Administrative	326,514	563,645

(Loss) from Operations	(326,514)	(563,645)

Other (Expenses) Income
Interest expense	(4,265)	(6,385)
Other (expense) income	(50,000)	(21,980)
Change in fair value of derivative liabilities	(98,959)	—

(Loss) from continuing operations before provision for income taxes	(479,738)	(592,010)

Income from discontinued operations (including income taxes of $0 and $31,513 for 2015 and 2014, respectively)	207,374	81,178

Net Loss	$(272,364)	$(510,832)

The following table summarizes the results from discontinued operations comprising operations of EmployUS Ltd. which was disposed of in the split-off transaction on December 31, 2015.

-11--

	2015	2014
Net Revenues
Contract staffing services	$13,657,933	$20,700,657

Cost of Services	11,125,247	17,564,351

Gross Profit	2,532,686	3,136,306

Selling, General and Administrative
Payroll and related expenses	1,447,206	1,476,537
General and administrative expenses	709,298	1,366,505
Total Selling, General and Administrative	2,156,504	2,843,042

Income from Operations	376,182	293,264

Other (Expenses) Income
Interest expense	(186,724)	(191,238)
Other (expense) income	17,916	10,665

Total Other Expenses	(168,808)	(180,573)

Income before Provision for Income Taxes	207,374	112,691

Provision for Income Taxes	—	(31,513)

Net income of EmployUS, Ltd.	$207,374	$81,178

Continuing Operations

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $326,514 for the year ended December 31, 2015, a decrease of $237,131 or approximately 42%, from $563,645 for the year ended December 31, 2014. The decrease is primarily due to consulting fees were $120,547 for the year ended December 31, 2015, a decrease of $258,906 or approximately 68%, from $379,453 for the year ended December 31, 2014. On April 1, 2014, the Company issued and recorded as prepaid consulting fees 20,000 shares of common stock with a fair value of $500,000 ($25.00 per share). The prepaid consulting fees were expensed over the following twelve months. Other selling, general and administrative expense comprise legal, audit, accounting, transfer agent, printing and other costs related to SEC filings and matters relating to being a public company.

Loss from Operations:

Loss from operations was $326,514 for the year ended December 31, 2015, a decrease of $237,131 or approximately 42%, from $563,645 for the year ended December 31, 2014.

-12--

Other Expenses:

Other expenses were $153,224 for the year ended December 31, 2015, an increase of $124,859 or approximately 440%, from $28,365 for the year ended December 31, 2014.

The increase is primarily due to a change in fair value of derivative liabilities of $98,959 and $0 for 2015 and 2014, respectively. In December 2015, the Company recognized a convertible promissory note derivative liability due to a conversion price not considered predominately based on a fixed monetary amount embedded in a convertible promissory note issued to Labor Smart, Inc., a related party. The expense is due to the change in the derivative liability recorded on the issue date of the convertible promissory note and December 31, 2015. In addition, the Company incurred other expense of $50,000 during 2016 for late fees and interest due on notes payable.

Discontinued Operations:

As a result of the split-off of EmployUS, Ltd. the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations and cash flows present the results and accounts of EmployUS, Ltd. as discontinued operations. All prior periods presented in the consolidated statements of operations and consolidated statement of cash flows discussed herein have been restated to conform to such presentation. Net income of EmployUS, Ltd. of $207,374 for the year ended December 31, 2015, as compared to net income of EmployUS, Ltd. of $81,178 for the year ended December 31, 2014, an increase of $126,196. The increase in net income of EmployUS, Ltd. was due to a decrease in general and administrative expenses as a result of costs of going public in 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had minimal cash balances.

-13--

Net cash provided by operating activities was $839 for the year ended December 31, 2015 as compared to net cash used of $93,558 for the year ended December 31, 2014. The increase in net cash provided by operating activities of $94,397 was primarily due to a decrease in net loss, change in fair value of derivative liabilities and a decrease in prepaid expenses.

Net cash provided by investing activities was $246,352 for the year ended December 31, 2015 as compared to $247,182 for the year ended December 31, 2014. During the year ended December 31, 2015 cash of $25,710 was used in the split-off of the subsidiary, EmployUS, Ltd. The Company during the year ended December 31, 2014 was the beneficiary of $150,000 of bridge funding prior to the merger.

Net cash used in financing activities amounted to $247,191 for the year ended December 31, 2015, compared to $153,624 for the year ended December 31, 2014 representing an increase of $93,567. The increase in net cash used in financing activities is primarily due to cash used by discontinued operations of $398,582 partially offset by proceeds from convertible note of $80,000 and proceeds from the sale of common stock of $80,000.

Convertible Note Payable – Related Party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing December 16, 2015. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share Series A Preferred Stock of the Company. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company had a stockholders’ deficit of $346,039 and the Company had working capital deficit of $346,039. For the year ended December 31, 2015 and 2014, the Company had a net loss of $(272,364) and $(510,832), respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, interest expense and change in fair value of derivative liabilities, due to the issuance of convertible notes payable.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of December 31, 2015, the Company had minimal cash balances.

-14--

The Company is funding its operations primarily through the sale of equity, convertible notes payable and shareholder loans. In the event the Company experiences liquidity and capital resources constraints because of greater than anticipated sales growth or acquisition needs, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund any potential acquisition needs or increased growth. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

2016 Outlook

On December 31, 2015, we refocused our growth strategy. Going forward, we intend to focus on strategic growth acquisitions. As a result of the split-off transactions on December 31, 2015, we believe that the likelihood of successful acquisitions has increased as significant liabilities have been derecognized from our consolidated balance sheet.

Our goal in 2016 is to complete a platform acquisition for a number branch offices with Labor Smart, Inc., our controlling shareholder. Thereafter, we plan to continue to grow by way of acquisition of additional branch offices. We will also seek to fully grow and develop new branch locations under the licensing agreement with Labor Smart, Inc. We currently operate one branch location under the license agreement.

Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition.

In order to successfully complete our growth plan as outline in the 2016 outlook, we anticipate using cash from operations to continue to fund our business operations and as the Company implements its planned expansion throughout the Southeast U.S. As we will open additional branches under the licensing agreement we expect to incorporate a new company each time we open a new branch. The startup capital for each branch is expected to be raised by crowdfunding with new investor ownership limited to 49% of each branch.

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

-15--

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, evaluation of impairment of long lived assets, valuation allowance for deferred tax assets and valuation of derivative liabilities. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Convertible Promissory Notes

i)	Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

ii)	Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

– A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares with an issuance date fair value equal to a fixed dollar amount,

-16--

– Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares, or

– Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put that could be net share settled.

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

iii)	Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in Note 2 to the audited financial statement included elsewhere and in this, our Annual Report, filed on Form 10-K for the year ended December 31, 2015.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company

-17--

Item 8.  Financial Statements.

The Staffing Group Ltd.

December 31, 2015 and 2014

-18--

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Staffing Group Ltd.

We have audited the accompanying consolidated balance sheets of The Staffing Group, Ltd. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Staffing Group, Ltd. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3, the Company has just completed a split-off and has not generated any significant revenues from its continuing operations, incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum, LLP

New York, NY

April 13, 2016

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	—	120,548
Current assets from discontinued operations	—	1,664,121
Total Current Assets		1,784,669

Non-current assets from discontinued operations	—	51,229

TOTAL ASSETS	$—	$1,835,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses – related party	$55,815	$6,384
Convertible notes payable – related party, including accrued interest of $1,408 and $0, net of debt discount of $77,143 and $0, respectively.	4,265	—
Notes payable – related party	107,000	107,000
Convertible promissory note derivative liability- related party	178,959	—
Current liabilities from discontinued operations	—	1,814,599
Total Current Liabilities	346,039	1,927,983

Due to stockholders	—	8,609
Non-current liabilities from discontinued operations	—	737,408

TOTAL LIABILITIES	346,039	2,674,000

Commitments and contingencies (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized
5 shares of Preferred Stock, par value $0.001, designated as Series A Preferred Stock, 1 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
60 shares of Preferred Stock, par value $0.001, designated as Series B Preferred Stock, no shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock par value $0.001: 150,000,000 shares authorized; 602,436 and 744,400 shares issued and outstanding as of December 31, 2015 and 2014, respectively	602	744
Additional paid-in capital	2,434,749	1,670,180
Accumulated deficit	(2,781,390)	(2,509,026)
TOTAL STOCKHOLDERS' DEFICIT	(346,039)	(838,102)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$1,835,898

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31
	2015	2014

REVENUES	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE
	—	—
Selling, general and administrative expenses	326,514	563,645
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	326,514	563,645

(LOSS) FROM OPERATIONS	(326,514)	(563,645)

OTHER (EXPENSE) INCOME
Interest expense	(4,265)	(6,385)
Other (expense) income	(50,000)	(21,980)
Change in fair value of derivative liabilities	(98,959)	—
TOTAL OTHER EXPENSE	(153,224)	(28,365)

(LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(479,738)	(592,010)

(Provision) benefit for income taxes	—	—

LOSS FROM CONTINUING OPERATIONS	(479,738)	(592,010)

INCOME FROM DISCONTINUED OPERATIONS (including income taxes of $0 and $31,513 for 2015 and 2014, respectively) (Note 4)	207,374	81,178

NET LOSS	$(272,364)	$(510,832)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.64)	$(0.82)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.28	$0.11
BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.36)	$(0.71)
DILUTED NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.23	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	747,798	720,932
Diluted	899,761	720,932

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2013	—	$—	600,036	$600	$778,324	$(1,998,194)	$(1,219,270)

Common stock issued in connection with reverse capitalization	—	—	102,000	102	153,898		154,000
Common stock issued for cash	—	—	16,000	16	149,984		150,000
Common stock issued as cost of private placement	—	—	533	—	—		—
Common stock issued for prepaid consulting fees	—	—	20,000	20	499,980		500,000
Common stock issued for conversion of debt	—	—	5,867	6	65,994		66,000
Inducement expense related to conversion of debt	—	—			22,000		22,000
Net loss	—	—	—	—	—	(510,832)	(510,832)

Balance - December 31, 2014	—	—	744,436	744	1,670,180	(2,509,026)	(838,102)

Series A Preferred Stock issued	2	—	—	—	—	—	—
Common stock issued for cash	—	—	40,000	40	79,960		80,000
Series A Preferred Stock issued in conjunction with convertible note payable	1	—	—	—	—	—	—
Cancellation of Series A Preferred Stock and Common Stock in split-off transaction	(2)		(182,000)	(182)	684,609	—	684,427
Net loss	—	—	—	—	—	(272,364)	(272,364)

Balance - December 31, 2015	1	$—	602,436	$602	$2,434,749	$(2,781,390)	$(346,039)

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(272,364)	$(510,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	4,265	—
Inducement expense related to debt conversion	—	22,000
Change in fair value of derivative liabilities	98,959	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	120,548	389,452
Accounts payable and accrued expenses	49,431	5,822
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	839	(93,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from merger	—	150,000
Cash used for split-off of subsidiary, EmployUS, Ltd.	(25,710)	—
Net cash provided by discontinued operations	272,062	97,182
NET CASH PROVIDED BY INVESTING ACTIVITIES	246,352	247,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	80,000	—
Repayment to stockholders	(8,609)	—
Proceeds from notes payable	—	157,000
Principal payments towards notes payable	—	(50,000)
Proceeds from sale of common stock	80,000	150,000
Net cash by (provided) discontinued operations	(398,582)	(410,624)
NET CASH (USED IN) FINANCING ACTIVITIES	(247,191)	(153,624)

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$—	$165
Cash paid for interest	$—	$—

NON-CASH ACTIVITIES

Prepaid and other current assets received in connection with reverse merger	$—	$4,000
Common stock issued for prepaid consulting services	$—	$500,000
Common stock issued in conversion of convertible notes payable and accrued interest	$—	$66,000

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and was a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, was expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project four years ago, EmployUS, grewto nine offices in three states, with more than 300 customers and that provided employment to over 4,500 individuals as of December 31, 2015.

Effective July 1, 2013, EmployUS, changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the new name of EmployUS became EmployUS, Ltd. (“EmployUS, Ltd.”).

On January 22, 2014, The Staffing Group, Ltd. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUS, Ltd., all of the stockholders of EmployUS, Ltd. (the “EmployUS, Ltd. Shareholders”), and the Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement and upon the consummation of the closing, the Company issued an aggregate of 263,076 to the shareholders of EmployUS Ltd in exchange for the transfer of the EmployUS, Ltd. common stock. Additionally, three of the Company’s stockholders agreed to cancel an aggregate of 263,076 of the Company’s common stock.

Following the Exchange Agreement, there are 702,000 shares of the Company’s common stock issued and outstanding, which include 263,076 shares held by the former stockholders of EmployUS, Ltd. and 121,000 shares held by Brian McLoone, EmployUS Ltd.’s Chief Operating Officer but not a stockholder of EmployUS Ltd. prior to the merger. As a result, EmployUS, Ltd. pre-merger stockholders, including Brian McLoone, hold approximately 54.72% of the Company’s issued and outstanding shares of common stock and the former stockholders of the Company hold approximately 45.28%.

Upon closing of the Exchange Agreement, EmployUS, Ltd. became a wholly owned subsidiary of the Company. The Company ceased its prior operations and became engaged in the business of EmployUS, Ltd. As the Company was formerly a shell company, no pro forma disclosures were required. The Exchange Agreement was accounted for as a reverse merger and recapitalization and EmployUS, Ltd. was deemed to be the acquirer in the reverse merger for accounting purposes and the Company was deemed the legal acquirer. The Company therefore, take on EmployUS, Ltd.’s operating history.

On November 13, 2015, the Board of Directors approved the issuance of two (2) shares of Series A Preferred Stock to each of its current, at that time, directors, Brian McLoone and Brent Callais.

On December 18, 2015, the Board approved the issuance of one (1) share of Series A Preferred Stock to Labor Smart, Inc., a 18.45% shareholder of common stock, in conjunction with the issuance of a convertible promissory note dated December 18, 2015.

The fair value of Series A Preferred Stock was determined to be $0 per share as the holders do not have the right to receive dividends or distributions, the holders do not have the right to receive asset upon any liquidation of the Company and the Company may redeem Series A Preferred Stock for no consideration.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 - Description of Business (continued)

On December 22, 2015, the Company entered into a Licensing Agreement with Labor Smart, Inc. whereby Labor Smart, Inc. has granted the Company an exclusive license to use their trademarked name in connection with general advertising materials, point of sale displays and other promotional materials. As consideration for the use of the trademarked name, the Company agreed to pay to Labor Smart, Inc. a one-time fee of $5,000 for each newly opened branch location that is opened under the name of Labor Smart, Inc.

On December 28, 2015, the Company incorporated a subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company.

On December 31, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd. (the “split-off transaction”). In consideration thereof, Pour Les Enfant assumes all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agree to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation. As a result of the cancellation of the two (2) preferred shares by Brent Callais and Brian McLoone, there was a change in control of the Company as Labor Smart, Inc. holds the one (1) remaining outstanding preferred share of the Company.

The financial results of EmployUS, Ltd. qualifies for reporting as a discontinued operations. A substantial portion of the Company’s 2014 financial statements have been reclassified to conform to the reporting of discontinued operations adopted in the current year. See Note 4.

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

As a result of the split-off of EmployUs, Ltd. the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations and cash flows present the results and accounts of EmployUs, Ltd. as discontinued operations. All prior periods presented in the consolidated statements of operations and consolidated statement of cash flows discussed herein have been restated to conform to such presentation. See Note 4.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, evaluation of impairment of long lived assets, valuation allowance for deferred tax assets and valuation of derivative liabilities. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of December 31, 2015 and 2014, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

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

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. No impairment was identified during the years ended December 31, 2015 and 2014.

Fair Value Measurement

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Convertible promissory note derivative liability – related party is measured at fair value on a recurring basis using Level 3 inputs.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

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

Advertising

The Company charges advertising costs to expense as incurred. Advertising costs were $11,614 and $10,094 for the years ended December 31, 2015 and 2014, respectively.

Concentration of Credit Risk

For the years ended December 31, 2015 and 2014, two customers accounted for 0% and one customer accounted for 41% of the Company’s net revenue, respectively. One customer accounts receivable was 0% and 29% of the Company’s total accounts receivable as of December 31, 2015 and 2014, respectively. The Company did not have any other customers that exceeded 10% of either revenue or accounts receivable in either 2015 or 2014.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $53,368 was considered necessary. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the year ended December 31, 2015, the Company had potentially 151,963 dilutive shares of common stock related to convertible notes payable as determined using the if-converted method and no potentially dilutive securities for the year ended December 31, 2014.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Convertible Promissory Notes

i)	Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

ii)Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a Company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

–	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares with an issuance date fair value equal to a fixed dollar amount,
–	Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares, or
–	Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put that could be net share settled.

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

iii) Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

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

Effective July 1, 2013, the Company changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. The Company is subject to file tax returns in the states of Louisiana, Alabama and Mississippi. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2015.

There were no uncertain tax positions that would require recognition in the financial statements through December 31, 2015. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment as a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements and Property, Plant and Equipment. ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. Early application is only permitted as of January 1, 2017. The Company has not yet determined the effect of the adoption of this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company had a stockholders’ deficit of $346,039 and the Company had working capital deficit of $346,039. For the year ended December 31, 2015 and 2014, the Company had a net losses of of $272,364 and $510,832, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, interest expense and change in fair value of derivative liabilities, due to the issuance of convertible notes payable.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of December 31, 2015, the Company had a minimal amount of cash. The Company completed a split-off transaction on December 31, 2015 by which all of the assets of the Company were disposed of. In addition, the Company has not generated any significant revenues from its continuing operations, incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company does not expect significant funding from its controlling shareholder, Labor Smart Inc.

The Company is funding its operations primarily through the sale of equity, convertible notes payable and shareholder loans. In the event the Company experiences liquidity and capital resources constraints because of greater than anticipated sales growth or acquisition needs, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund any potential acquisition needs or increased growth. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 – Stock Purchase Agreement

On December 31, 2015, Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd.. In consideration thereof, Pour Les Enfant assumes all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agree to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation.

The split-off of EmployUS, Ltd. to the controlling shareholders is a common control transaction and recorded at book value. Any difference between the proceeds received by the Company and the book value of assets and liabilities of EmployUS, Ltd. is recognized as a capital transaction with no gain and loss recorded. EmployUS, Ltd., as a subsidiary, was determined to be a component of Company and disposed of by other than sale. The financial results of EmployUS, Ltd. qualifies for reporting as a discontinued operations. Certain 2014 financial statement amounts have been reclassified to conform to the reporting of discontinued operations adopted in the current year.

The following table summarizes the results from discontinued operations:

	For the Year Ended
	December 31
	2015	2014

NET REVENUES
Contract staffing services	$13,657,933	$20,700,657

COST OF SERVICES	11,125,247	17,564,351

GROSS PROFIT	2,532,686	3,136,306

SELLING, GENERAL AND ADMINISTRATIVE	2,156,504	2,843,042

INCOME FROM OPERATIONS	376,182	293,264

OTHER EXPENSE	(168,808)	(180,573)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	207,374	112,691

(Provision) benefit for income taxes	—	(31,513)

NET INCOME OF EMPLOYUS, LTD.	$207,374	$81,178

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 – Stock Purchase Agreement (Continued)

The following table summarizes the assets and liabilities of discontinued operations:

	December 31	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,710	$4,216
Accounts receivable, net	1,034,360	1,621,861
Prepaid expenses and other current assets	30,792	38,044
Total Current Assets	1,090,862	1,664,121

Property and equipment, net	13,351	22,174
Security deposits	22,730	29,055
	36,081	51,229

TOTAL ASSETS	$1,126,943	$1,715,350

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$184,043	$252,368
Line of credit	828,518	1,364,543
Current portion of payroll related liabilities	294,917	197,688
Total Current Liabilities	1,307,478	1,814,599

Long term portion of payroll related liabilities	—	273,730
Due to stockholders	503,892	463,678

TOTAL LIABILITIES	1,811,370	2,552,007

CARRYING VALUE OF EMPLOYUS, LTD.	$(684,427)	$(836,657)

Line of Credit

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

At December 31, 2015, the line of credit was de-recognized from the consolidated balance sheet due to the split-off transaction.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 – Stock Purchase Agreement (Continued)

Interest and fees consisted of the following for the years ended December 31:

	2015	2014
Interest	$136,189	$112,296
Fees	35,867	184,687
Total	$172,056	$296,983

Notes Payable

Convertible Notes Payable

On May 13, 2013, the Company entered into three separate $20,000 convertible notes payable. The maturity date of the convertible notes payable was May 13, 2014, and they bore interest at a rate of 10% per annum. The notes were secured by collateral, consisting of all tangible and intangible assets of the Company which were subordinated to the line of credit. Once the Company changed its corporate status from a limited liability company to a “C” corporation on July 1, 2013, the secured convertible notes payable and any accrued interest became convertible at the option of the holder into shares of the Company’s common stock, with the conversion rate being 75% of the consideration per share paid by the investors in the next Qualified Financing arrangement. The principal portion of the convertible notes payable could not be prepaid prior to the maturity date, though any accrued interest could be paid in cash or by conversion into shares of the Company’s common stock.

The convertible notes payable were considered to have a beneficial conversion feature as the effective conversion price would be less than the lowest paid price by other investors in a future qualified financing, which is defined as a private placement offering of the Company’s securities to be completed after the consummation of any transaction affecting the structure of the Company, and before the maturity date of May 13, 2014.

In addition, the conversion feature is considered to be a derivative instrument as the conversion price can be lowered if the Company issues securities at a lower price in a future qualified financing, as defined. As the qualified offering has yet to occur, an assessment of the fair value of the contingent conversion feature cannot be measured as of date of issuance of the secured convertible notes.

On May 13, 2014, the Company entered into amendments with the holders of the three secured convertible notes payable that would convert all of the outstanding principal and accrued interest into common stock of the Company at a per share price of $11.25, which is 75% of the consideration per share paid by the investors in the most recent stock sale (a non-qualified offering), which was $15.00 per share. Pursuant to the amendment, all three note holders chose to convert their notes in full into 5,867 shares of common stock in the aggregate and a related inducement expense of $22,000 was recorded.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 – Stock Purchase Agreement (Continued)

Notes Payable – related party

On April 25, 2014, the Company issued a promissory note for $62,000 to a third party, of which $50,000 was for cash and $12,000 was a reimbursement relating to legal and other expenses incurred in connection with the issuance of the note that is to be repaid in full by May 20, 2015. There is no interest on this promissory note. The note was repaid in full in June 2014.

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum. Interest expense for the years ended December 31, 2015 and 2014 was $15,251 and $5,801, respectively. At December 31, 2015 this promissory note was past due and outstanding and, as such, in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date, the Company recorded late fees of $22,400 and $0 and accrued interest of $15,251 and $5,801, for the year ended December 31, 2015 and 2014, respectively, and is included in accrued expenses as of December 31, 2015 and 2014.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum. Interest expense for the year ended December 31, 2015 was $1,833 and is included in accrued expenses as of December 31, 2015. At December 31, 2015 this promissory note was past due and outstanding and, as such, in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date, the Company recorded late fees of $16,900 and $0 and accrued interest of $1,833 and $583 for the years ended December 31, 2015 and 2014, respectively, and is included in accrued expenses as of December 31, 2015 and 2014.

Due to Stockholders

Amounts due to stockholders of the Company of $0 and $463,678 as of December 31, 2015 and 2014, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $140,364 and $98,758 as of December 31, 2015 and 2014, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the year ended December 31, 2015 and 2014 was $41,606 and $39,473, respectively, which was satisfied by being added to the outstanding balance.

At December 31, 2015, the amount due to stockholders was de-recognized from the consolidated balance sheet due to the split-off transaction.

Payroll Liabilities

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2011 and 2010. The original unpaid payroll taxes to the IRS for these periods totaled $891,386.

The Company has a payment plan in place with the IRS, whereby effective on April 25, 2012, it made an initial payment of $4,118, and subsequent monthly payments of $16,474 on the 28th of every month thereafter starting on May 28, 2012 until such time the liability is paid in full, with an additional payment of $200,000 that was paid on April 28, 2014.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4 – Stock Purchase Agreement (Continued)

As of December 31, 2015 and, 2014 the past due balance due to the IRS, including penalties, interest, and fees, totaled $0 and $471,418, respectively. During the years ended December 31, 2015 and 2014, the Company incurred $7,513 and $30,596, respectively, in penalties and interest from the IRS. The IRS had previously issued a notice of Federal Tax Lien pertaining to the outstanding liabilities associated with the fourth quarter 2010 and second quarter 2011. Such Federal Tax Lien was released on March 11, 2015.

At December 31, 2015, the payroll liabilities were de-recognized from the consolidated balance sheet due to the split-off transaction.

Leases

The Company leased space for eight of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters, located in New Orleans, Louisiana. Locations are generally leased over periods from one to three years, and also on a month-to-month basis. For the year ended December 31, 2015 and 2014, rent expense was $92,580 and $111,866, respectively. At December 31, 2015, the lease commitment of the Company was terminated due to the split-off transaction.

Note 5 – convertible promissory note – related party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing December 16, 2016. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share Series A Preferred Stock of the Company. At December 31, 2015, Labor Smart Inc. holds the sole outstanding share of Series A Preferred Stock. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at December 31, 2015, Labor Smart Inc. controlled the majority of shareholder votes. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2015, the Note is recorded at a fully accreted value of $107,123 less unamortized debt discount of $102,858. See Note 6 – Convertible Promissory Note Derivative Liability – Related Party.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6 – Convertible Promissory Note Derivative Liability – Related Party

The Convertible Promissory Notes with Labor Smart, Inc. with an issue date of December 18, 2015 was all accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at December 31, 2015 using the binominal model.

The inputs into the binominal model are as follows:

Conversion price	$2.00 per share
Risk free rate	0.64%
Expected volatility	355%
Dividend yield	0%
Expected life	0.96 years

Change in convertible promissory note derivative liability – related party during the year ended December 31, 2015 were as follows:

Opening balance at December 31, 2014	$0
Initial valuation of derivative - December 18, 2015	99,554
Initial loss on derivatives	(19,554)
Change in fair value of derivative liability	98,959
Closing balance at December 31, 2015	$178,959

Note 7 – Stockholders’ Equity

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

On March 8, 2016, the Company approved and effected a 1-for-50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 7 – Stockholders’ Equity (Continued)

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value. As these are considered “black check” preferred shares, the terms of the preferred stock are to be determined by the board of directors of the Company.

On November 13, 2015, the Company’s Board of Directors approved and filed a Certificate of Designation designating five (5) shares of the blank check preferred stock as Series A Preferred Stock par value $0.001 as defining the rights, preferences and privileges of such series of Preferred Stock. For each share of Series A Preferred Stock, the holder has a voting right equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. The Series A Preferred Stock does not have the right to receive dividends and distributions and does not have the right to received assets upon any liquidation. The Series A Preferred Stock may be redeemed by the Company at no consideration.

On November 13, 2015, the Board of Directors approved the issuance of two (2) shares of Series A Preferred Stock to each of its then current directors, Brian McLoone and Brent Callais.

On December 18, 2015, the Board approved the issuance of one (1) share of Series A Preferred Stock to Labor Smart, Inc., a 18.45% shareholder of common stock, in conjunction with the issuance of a convertible promissory note dated December 18, 2015.

The fair value of Series A Preferred Stock was determined to be $0 per share as the holders do not have the right to receive dividends or distributions, the holders do not have the right to receive asset upon any liquidation of the Company and the Company may redeem Series A Preferred Stock for no consideration.

On December 31, 2015, Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd. (the “split-off transaction”). In consideration thereof, Pour Les Enfant assumes all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agree to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation. As a result of the cancellation of the two (2) preferred shares by Brent Callais and Brian McLoone, there was a change in control of the Company as Labor Smart, Inc. holds the one (1) remaining outstanding preferred share of the Company.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 7 – Stockholders’ Equity (Continued)

Common Stock

On March 20, 2014, 12,000 shares of common stock were issued at $7.50 per share for gross proceeds of $90,000 pursuant to a Stock Purchase Agreement with two investors. On April 29, 2014, 533 shares of common stock were issued at $7.50 per share for a broker fee in connection with this Stock Purchase Agreement.

On April 1, 2014, 4,000 shares of common stock were issued at $15.00 per share for gross proceeds of $60,000 pursuant to a Stock Purchase Agreement with two investors.

On April 1, 2014, the Company entered into a consulting agreement for one year with a third party whereby the Company issued the consultant 20,000 shares of common stock valued at the market price of the Company’s common stock on April 1, 2014, or $25.00 per share, for a total value of $500,000, which will be charged to expense monthly throughout the term of the agreement, which is one year. $120,548 and $379,452 of expense has been recognized for the year ended December 31, 2015 and 2014, respectively.

On May 13, 2014, three note holders converted a total of $60,000 in principal of convertible notes, and $6,000 of accrued interest into an aggregate of 5,867 shares of common stock at a per share price of $11.25.

On November 30, 2015, the Company entered into a private placement securities purchase agreement with Labor Smart, Inc. to which the Company issued 40,000 shares of its common stock at a price of $2.00 per share for an aggregate purchase price of $80,000 in gross proceeds.

Note 8 – Income Tax Provision

The Company had no income tax expense due to operating losses incurred for the year ended December 31, 2015 and 2014.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

	December 31,	December 31,
	2015	2014
Computed expected tax expense	(34%)	(34%)
State taxes, net of federal benefit	(1%)	(3%)
Permanent difference	7%	0%
Write-off of net operating losses due to Section 382	11%	0%
Change in valuation allowance	17%	37%
Income tax provision (benefit)	0%	0%

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 8 – Income Tax Provision (Continued)

The types of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss	$300,050	$216,912
Valuation allowance	(300,050)	(216,912)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company has net operating loss carryforwards of approximately $819,000 for federal and state tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2034 and 2035. Based on the Company’s preliminary analysis, Management believes that its ability to utilize previously accumulated net operating loss carryforwards are subject to annual limitations due to a change in ownership occurred during the year. The estimated annual limitation is approximately $41,000. As of December 31, 2015, the Company recorded the impact of such limitations.

The Company, after considering all available evidence, fully reserved its deferred tax asset since it is more likely than not that such benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. During the year ended December 31, 2015, the Company increased its valuation allowance by $83,000.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the consolidated statements of operations. As of December 31, 2015 and 2014, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 9 - Contingencies and Commitments

Litigation

The Company may be subject to various claims relating to matters arising in the ordinary course of business that are typically covered by insurance. The amount of liability, if any, from these claims cannot be determined with certainty; however, management is of the opinion that the outcomes will not have a material adverse impact on the Company’s financial position or results of operations.

Note 10- Subsequent Events

On March 29, 2016, the Company’s Board of Directors approved and filed a Certificate of Designation designating sixty (60) shares of the blank check preferred stock as Series B Preferred Stock par value $0.001 as defining the rights, preferences and privileges of such series of Preferred Stock. The Series B Preferred Stock is being issued in connection with the Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund. The Series B Preferred stock are non-voting and not entitled to participate in dividends with the holders of common stock. Each share of Series B Preferred Stock are convertible in to shares of common stock equal to: (i) $25,000 divided by (ii) average of the volume weighted average price for common stock for the five (5) business days prior to the conversion notice. Upon liquidation, dissolution and windup of the Company, the holders of Series B Preferred Stock are entitled to receive the liquidation preference of $25,000 per outstanding share.

On March 29, 2016, with an effective date of April 5, 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000.00) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our 51% owned subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 18% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA an advisory fee of $750,000, payable in thirty (30) shares of the Company’s Series B Preferred Stock.

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”). Pursuant to the Agreement, the Company will purchase from the Seller the operating assets of four (4) branch locations, which shall only include customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Purchased Assets”). The Seller shall retain all open accounts receivable of the Purchased Assets. In consideration for the Purchased Assets, the Company shall pay to the Seller a purchase price equal to $2,915,000.00, paid as follows: (i) $890,890.00 in cash, (ii) 600,000 shares of the Company’s common stock at a cost basis of $1.80 per share, (iii) a promissory note executed by the Company in favor of the Seller in the amount of $755,000.00, (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110.00, and (v) direct payment to IRS on behalf of the Seller in the amount of $160,000.00 (the “Purchase Price”).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2015, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013 and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of December 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets  (3) we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement, due to the change control (4) we do not have not have a fully effective mechanism for monitoring the system of internal controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2016.

Changes in Internal Controls over Financial Reporting

Except for actions taken to remedy the material weaknesses described above and change in management and accounting staff due to the split-off transaction, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

NAME	AGE	POSITION

Kimberly Thompson	48	Interim Chief Executive Officer and Sole Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Kimberly Thompson

Kimberly Thompson, our Interim Chief Executive Office appointed on December 31, 2015, has 25 years of operational expertise.  Ms. Thompson is also serving as Chief Operating Officer of Labor Smart, Inc., our controlling shareholder. Ms. Thompson has held this office since November 2014. Ms. Thompson was previously an operations manager for Tip Top Roofers, Inc., from August 2000 to November 2014. Mrs. Thompson is an energetic leader and excels in implementing processes that drive revenue growth, financial performance, and operational excellence with a strong focus on customer satisfaction and brand loyalty. In her most recent position, Mrs. Thompson lead the operations team for the largest commercial roofing company in the southeast US.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and December 31, 2014 in all capacities for the accounts of our executives.

Name and					Option
principal				Stock	awards	All Other	Total
position	Year	Salary($)	Bonus($)	Award(s)($)	($)	Compensation($)	($)

Kimberly Thompson	2015	—	—	—	—	—	—
Interim Chief Executive Office and Sole Director
Brian McLoone,	2015	167,720	—	—	—	—	167,720
President, CEO, CFO, Treasurer, Chief Accounting Officer and Secretary	2014	161,007	—	—	—	—	161,007

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

The Company has not entered into any employment agreements with any of its officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 7, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 7, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 7, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 400 Poydras St., Suite 1165, New Orleans, LA 70130.

Name and Address	Beneficial Ownership	Percentage of Class (1)
Kimberly Thompson, Interim Chief Executive Office and Sole Director	—	—%
All officers/directors as a group (1 person)	—	—%
EJA Capital LLC c/o OmniView Capital Advisors LLC, 140 Rowayton Ave., Norwalk CT 06853 (2)	68,076	5.67%
Iroquois Master Fund Ltd., c/o Iroquois Capital Management LLC, 205 E. 42nd St., 20th Floor, New York, NY 10017 (2)	67,667	5.63%
Labor Smart, Inc., 3270 Florence Road, Suite 200, Powder Springs, GA 30127 (3)	640,000	53.23%

(1)	Based on 1,202,436 shares of common stock outstanding.

(2)	Joshua Silverman has sole voting and dispositive power and control over Iroquois Master Fund Ltd.
(3)	Ryan Schadel has sole voting and dispositive power and control over Labor Smart Inc.

We are not aware of any arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing December 16, 2015. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share Series A Preferred Stock of the Company. At December 31, 2015, Labor Smart Inc. holds the sole outstanding share of Series A Preferred Stock. Each share of Series A Preferred Stock gives the holder gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at December 31, 2015, Labor Smart Inc. controlled the majority of shareholder votes. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2015, the Note is recorded at a fully accreted value of $107,123 less unamortized debt discount of $102,858.

At December 31, 2015 and 2014, the Company had outstanding notes received outstanding of $107,000 from a stockholder and accrued interest and late fees of $56,365 and $6,384, respectively.

Amounts due to stockholders of the Company of $0 and $462,287 as of December 31, 2015 and 2014, respectively, arose from cash advances made to the Company for working capital purposes. These balances include accrued interest in the amount of 9% per annum, which aggregated $140,364 and $98,758 as of December 31, 2015 and 2014, respectively. The stockholders have agreed to forbear from demanding payment until July 1, 2016 of the principal and any accrued interest previously due on demand. Interest expense for the year ended December 31, 2015 and 2014 was $41,606 and $39,473, respectively, which was satisfied by being added to the outstanding balance. At December 31, 2015, the amount due to stockholders was de-recognized from the consolidated balance sheet due to the split-off transaction.

At December 31, 2015 and 2014, convertible promissory note derivative liability due to Labor Smart Inc. is $178,959 and $0, respectively.

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

Item 14.  Principal Accounting Fees and Services.

The total fees charged to the Company for audit services were $98,600, for audit-related services were $0, for tax services were $0, and for other services were $0 during the year ended December 31, 2015.

The total fees charged to the Company for audit services were $74,824, for audit-related services were $94,738, for tax services were $0, and for other services were $0 during the year ended December 31, 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit
Number	Exhibit Title	Filing Method

3.1(i)	Articles of Incorporation dated June 11, 2012	Incorporated by Reference

3.1(ii)	Certificate of Amendment to Articles of Incorporation dated September 12, 2013	Incorporate by Reference

3.2	Bylaws. (1)	Incorporated by Reference

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Incorporated by reference to the exhibit in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 21, 2012.
(2)	Incorporated by reference to the exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STAFFING GROUP, LTD.

Dated: April 13, 2016	By:	/s/ Kimberly Thompson
Kimberly Thompson
Duly Authorized Officer, Interim Chief Executive Officer
And Sole Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Kimberly Thompson	Interim Chief Executive Office and Sole Director	April 13, 2016
Kimberly Thompson	(Principal Executive Officer and Principal Financial and
Accounting Officer)

-29-