Form 10-Q
period 2016-03-31
Staffing Group, Ltd.
filed 2016-05-16
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 333-185083

THE STAFFING GROUP LTD.

(Exact name of registrant as specified in its charter)

Nevada	99-0377457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Townpark Drive, Suite 300 Kennesaw, GA 30144	30144
(Address of principal executive offices)	(Zip Code)

(678) 881-0834
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock, $0.001 par value per share	1,202,436 shares

THE STAFFING GROUP LTD.

Form 10-Q

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$10,862	$—
Accounts receivable	14,793	—
Deferred finance costs	10,000	—
Prepaid expenses and other current assets	1,331	—
Total Current Assets	36,986	—

TOTAL ASSETS	$36,986	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$41,468	$—
Accrued liabilities	65,900	—
Accrued liabilities - related party	76,690	55,815
Convertible note payable - related party, including accrued interest of $11,266 and $1,408, net of debt discount of $57,143 and $77,143, respectively	34,123	4,265
Notes payable - related payable	107,000	107,000
Convertible promissory note derivative lability - related party	99,617	178,959
Due to stockholder	28,500	—
Total Current Liabilities	453,298	346,039

TOTAL LIABILITIES	453,298	346,039

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized 5 shares of Preferred Stock, par value $0.001, designated as Series A Preferred Stock, 1 and 1 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
60 shares of Preferred Stock, par value $0.001, designated as Series B Preferred Stock, no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock par value $0.001: 150,000,000 shares authorized; 602,436 and 602,436 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	602	602
Additional paid-in capital	2,434,749	2,434,749
Accumulated deficit	(2,864,101)	(2,781,390)
TOTAL THE STAFFING GROUP LTD. STOCKHOLDERS' DEFICIT	(428,750)	(346,039)
Non-controlling interest	12,438	—
TOTAL STOCKHOLDERS' DEFICIT	(416,312)	(346,039)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,986	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
NET REVENUES
Contract staffing services	$21,805	$—

COST OF SERVICES	16,535	—

GROSS PROFIT	5,270	—

SELLING, GENERAL AND ADMINSTRATIVE
Payroll and related expenses	18,286	—
Selling, general and administrative expenses	99,867	133,948
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	118,153	133,948

(LOSS) FROM OPERATIONS	(112,883)	(133,948)

OTHER (EXPENSES) INCOME
Interest expense	(50,733)	(2,675)
Change in fair value of derivative liabilities	79,342	—
TOTAL OTHER EXPENSE	28,609	(2,675)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(84,274)	(136,623)

Provision for income taxes	—	—

LOSS FROM CONTINUING OPERATIONS	(84,274)	(136,623)

INCOME FROM DISCONTINUED OPERATIONS (including income taxes of $0 and $0 for 2016 and 2015, respectively (Note 4)	—	56,841

NET LOSS	(84,274)	(79,782)

NET LOSS ATTRIBUTED TO NON-CONTROLLING INTEREST	(1,562)	—

NET LOSS ATTRIBUTED TO THE STAFFING GROUP LTD.	$(82,712)	$(79,782)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE FROM
CONTINUING OPERATIONS	$(0.14)	$(0.18)
BASIC NET INCOME PER COMMON SHARE FROM
DISCONTINUED OPERATIONS	$—	$0.07
BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and diluted	602,436	744,400

The accompanying notes are an integral part of these condensed consolidated financial statements

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,274)	$(79,782)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accrued interest	9,858	—
Amortization of deferred financing costs	20,000	—
Change in fair value of derivative liabilities	(79,342)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,793)	—
Prepaid expenses and other current assets	(1,331)	120,548
Accounts payable	41,469	—
Accured liabilities	65,900	—
Accrued liabilities - related party	20,875	2,675
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,638)	43,441

CASH FLOWS FROM INVESTING ACTIVITIES
Finance costs	(10,000)	—
Net cash provided by discontinued operations	—	100,504
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,000)	100,504

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from stockholder	28,500	—
Non-controlling interest	14,000	—
Net cash (used in) discontinued operations	—	(143,945)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,500	(143,945)

NET INCREASE IN CASH	10,862	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$10,862	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 1 - Description of Business

On December 22, 2015, the Company entered into a Licensing Agreement with Labor Smart, Inc., a stockholder of the Company, whereby Labor Smart, Inc. has granted the Company an exclusive license to use their trademarked name in connection with general advertising materials, point of sale displays and other promotional materials. As consideration for the use of the trademarked name, the Company agreed to pay to Labor Smart, Inc. a one-time fee of $5,000 for each newly opened branch location that is opened under the name of Labor Smart, Inc.

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

The financial results of EmployUS, Ltd. qualifies for reporting as a discontinued operations. A substantial portion of the Company’s 2015 financial statements have been reclassified to conform to the reporting of discontinued operations adopted in 2015. See Note 4.

The Company currently operates one (1) staffing location Montgomery, Alabama through the subsidiary, Staff Fund I, LLC. This subsidiary operates under a licensing agreement with Labor Smart, Inc. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that it places with its client companies. During the three months ended March 31, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At March 31, 2016, 7% of Staff Fund I, LLC’s membership interest are held by non-controlling interest.

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc., a shareholder of the Company, for a total purchase price of $2,915,000 (See Note 11 – Subsequent Events).

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending March 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on April 13, 2016 for the year ended December 31, 2015.

principles of consolidation

The condensed consolidated financial statements include the accounts of the Company’s one operating subsidiary.  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, valuation allowance for deferred tax assets and valuation of derivative liabilities. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of March 31, 2016 and December 31, 2015, the Company did not have any cash equivalents.

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $0 was considered necessary. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Convertible promissory note derivative liability – related party is measured at fair value on a recurring basis using Level 3 inputs.

The carrying amounts reported in the Company’s condensed consolidated financial statements for accounts receivable, prepaid expenses, accounts payable, accrued expenses, and payroll liabilities approximate their fair value because of the immediate or short-term nature of these consolidated financial instruments. The carrying amounts reported in the condensed consolidated balance sheet for its line of credit and convertible notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Recent Accounting Pronouncements

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and was adapted in the first quarter of 2016.

In March 2016, the FASB issued a new accounting standard which is intended to simplify the accounting for share-based compensation. This standard simplifies the accounting for income taxes in relation to share-based compensation, modifies the accounting for forfeitures, and modifies the statutory tax withholding requirements. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the new accounting standard will have on its consolidated financial position, results of operations or cash flows.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 3 - Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had a stockholders’ deficit of $416,312 and a working capital deficit of $416,312. For the three months ended March 31, 2016 and 2015, the Company had a net losses of $84,274 and $79,782, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical net losses.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of March 31, 2016, the Company had $10,862 in cash. The Company completed a split-off transaction on December 31, 2015 by which all of the assets of the Company were disposed of. In addition, the Company has not generated any significant revenues from its continuing operations, incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company does not expect significant funding from its controlling shareholder, Labor Smart Inc.

In addition to the current liabilities of $453,298 reported on March 31, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (See Note 11 – Subsequent Events) the Company issued:

i)                     On April 1, 2016, a non-interest bearing promissory note with principal of $755,000 due on April 1, 2018.

ii)                   On April 5, 2016, entered into an initial Revolving Note in the amount of $1,300,000.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 4 – DISCONTINUED OPERATIONS

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

The following table summarizes the results from discontinued operations:

Three Months Ended March 31, 2015

NET REVENUES
Contract staffing services	$4,001,468

COST OF SERVICES	3,305,046
GROSS PROFIT	696,422
SELLING, GENERAL AND ADMINISTRATIVE	584,938

INCOME FROM OPERATIONS	111,484
OTHER EXPENSE	(54,643)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	56,841

(Provision) benefit for income taxes	—

NET INCOME OF EMPLOYUS, LTD.	$56,841

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 5 – notes payable – related party

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the three months ended March 31, 2016 and 2015 was $11,463 and $2,363, respectively. The Company recorded late fees payable of $31,500 and $22,400 and accrued interest payable of $17,044 and $15,251, as of March 31, 2016 and December 31, 2015, respectively, and is included in accounting payable and accrued expenses – related party as of March 31, 2016 and December 31, 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the three months ended March 31, 2016 and 2015 was $9,413 and $313, respectively. The Company recorded late fees payable of $26,000 and $16,900 and accrued interest payable of $2,146 and $1,833, as of March 31, 2016 and December 31, 2015, respectively, and is included in accounting payable and accrued expenses – related party as of March 31, 2016 and December 31, 2015.

Note 6 – convertible promissory note – related party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing on December 16, 2016. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share of Series A Preferred Stock of the Company. At March 31, 2016, Labor Smart Inc. holds the sole outstanding share of Series A Preferred Stock. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at March 31, 2016, Labor Smart Inc. controlled the majority of shareholder votes. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2016, the Note includes principal of $80,000 and accrued interest of $11,266 less unamortized debt discount of $57,143. See Note 7 – Convertible Promissory Note Derivative Liability – Related Party.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 7 – Convertible Promissory Note Derivative Liability – Related Party

The Convertible Promissory Notes with Labor Smart, Inc. with an issue date of December 18, 2015 was all accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liability has been measured at fair value at March 31, 2016 using the binominal model.

The inputs into the binominal lattice model are as follows:

Conversion price	$1.80 per share
Risk free rate	0.64%
Expected volatility	236%
Dividend yield	0%
Expected life	0.71 years

Change in convertible promissory note derivative liability – related party during the three months ended March 31, 2016 were as follows:

Opening balance at December 31, 2015	$178,959
Change in fair value of derivative Liability	(79,342)
Closing balance at March 31, 2016	$99,617

Note 8 – due to stockholder

Amounts due to stockholder is non-interest bearing, unsecured and have no specific terms of repayment.

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 9 – Stockholders Equity

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

Non-controlling interest

During the three months ended March 31, 2016, the subsidiary of the Company, Staff Fund I, LLC, issued membership interests for cash proceeds of $14,000.

Opening balance at December 31, 2015	$0
Issue of membership interest	14,000
Net loss attributed to non-controlling interest	(1,562)
Closing balance at March 31, 2016	$12,438

Note 10 - Contingencies and Commitments

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

Leases

The Company leases space for one of its branch offices and for its corporate headquarters, located in Kennesaw, Georgia. For the three months ended March 31, 2016 rent expense was $4,422.

As of March 31, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2016 (remaining)	$13,266
2017	9,135
Total	$22,401

The Staffing Group, Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 11- Subsequent Events

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

In conjunction with the Credit Agreement, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company.

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”). Pursuant to the Agreement, the Company will purchase from the Seller the operating assets of four (4) branch locations, which shall only include customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Purchased Assets”). The Seller shall retain all open accounts receivable related to the prior operations of the branch locations. In consideration for the Purchased Assets, the Company shall pay to the Seller a purchase price equal to $2,915,000, paid as follows: (i) $890,890 in cash, (ii) 600,000 shares of the Company’s common stock at a fair value of $1.80 per share, (iii) a promissory note executed by the Company in favor of the Seller in the amount of $755,000, (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110, and (v) direct payment to the IRS on behalf of the Seller in the amount of $160,000 (the “Purchase Price”).

On April 25, 2016, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company to Kimberly Thompson, the Chief Executive Officer of the Company, for compensation. On May 13, 2016, these shares have not been issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the three months ended March 31, 2016 and 2015, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were originally incorporated under the laws of the State of Nevada on June 11, 2012 under the name Aviana, Corp.  Our original business was a Poland based corporation that operated a consulting business in EMF (electromagnetic fields).

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

On March 31, 2016, the Company operated one (1) staffing location in Montgomery, Alabama through our subsidiary, Staff Fund I, LLC. This subsidiary operates under a licensing agreement with Labor Smart, Inc., a related party. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that we place with our client companies. During the three months ended March 31, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At March 31, 2016, 7% of Staff Fund I, LLC membership interest are held by non-controlling interest.

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc., a shareholder of the Company, for a total purchase price of $2,915,000.

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

In conjunction with the Senior Secured Revolving Credit Facility Agreement with an effective date of April 5, 2016, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company.

Additionally, we plan to seek out acquisition targets in other segments of the staffing industry as we execute a buy and build roll-up strategy to grow our business.

Seasonality

Generally, we expect our revenues to be higher and gross margin percent to be higher during the second and third fiscal quarters as compared to the first and fourth fiscal quarters each year. During the second and third quarters we receive the majority of our contracts to supply labor to construction firms. Contracts for construction work tends to be both larger in dollar amount and to be more profitable than our other contracts.

Three months ended March 31, 2016 compared to 2015

The following table presents a summary of continuing operations:

	For the Three Months
	Ended March 31,
	2016	2015
Net Revenues
Contract staffing services	$21,805	$—

Cost of Services	16,535	—

Gross Margin	5,270	—

Selling, General and Administrative
Payroll and related expenses	18,286	—
General and administrative expenses	99,867	133,948
Total Selling, General and Administrative	118,153	133,948

(Loss) from Operations	(112,883)	(133,948)

Other (Expenses) Income
Interest expense	(50,733)	(2,675)
Change in fair value of derivative liabilities	79,342	—
	28,609	(2,675)

(Loss) from continuing operations before provision for income taxes	(84,274)	(136,623)

Income from discontinued operations (including income taxes of $0 and $0 for 2016 and 2015, respectively)	—	56,841

Net loss	(84,274)	(79,782)

Net (loss) income attributed to non-controlling interest	1,562	—

Net (loss) income attributed to The Staffing Group Ltd.	$(82,712)	$(79,782)

The following table summarizes the results from discontinued operations comprising operations of EmployUS Ltd. which was disposed of in the split-off transaction on December 31, 2015.

Three Months Ended March 31, 2015

Net Revenues
Contract staffing services	$4,001,468

Cost of Services	3,305,046

Gross Profit	696,422

Selling, General and Administrative
Payroll and related expenses	345,118
General and administrative expenses	239,820
Total Selling, General and Administrative	584,938

Income from Operations	111,484

Other (Expenses) Income
Interest expense	(48,678)
Other (expense) income	(5,965)

Total Other Expenses	(54,643)

Income before Provision for Income Taxes	56,841

Provision for Income Taxes	—

Net income of EmployUS, Ltd.	$56,841

Continuing Operations

Net Revenues:

Contract staffing services were $21,805 for the three months ended March 31, 2016, an increase of $21,805 or 100% from $0 for the three months ended March 31, 2015. Staff Fund I, LLC, the subsidiary of the Company, commenced operations during the period at its branch in Montgomery, Alabama.

Cost of Services:

Cost of staffing services were $16,535 for the three months ended March 31, 2016, an increase of $16,535 or 100% from $0 for the three months ended March 31, 2015. Staff Fund I, LLC, the subsidiary of the Company, commenced operations during the period at its branch in Montgomery, Alabama.

Gross Profit:

Gross profit was $5,270 for the three months ended March 31, 2016, which is approximately 24% of contract staffing services revenue, from $0 for the three months ended March 31, 2015.

Selling, General and Administrative Expenses:

Payroll and related expenses were $18,286 for the three months ended March 31, 2016, an increase of $18,286 or 100% from $0 for the three months ended.

Selling, general and administrative expenses were $99,867 for the three months ended March 31, 2016, a decrease of $34,081 or approximately 24%, from $133,948 for the three months ended March 31, 2015. Selling, general and administrative expense comprise legal, audit, accounting, transfer agent, printing and other costs related to SEC filings and matters relating to being a public company.

Loss from Operations:

Loss from operations was $112,883 for the three months ended March 31, 2016, a decrease of $21,065 or approximately 16%, from $133,948 for the three months ended March 31, 2015.

Other Expenses:

Other (expenses) income were $28,609 for the three months ended March 31, 2016, an increase of $31,284 or approximately 1,1709%, from $(2,675) for the three months ended March 31, 2015.

The decrease is primarily due to a change in fair value of derivative liabilities of $79,342 and $0 for 2016 and 2015, respectively. On March 31, 2016 and December 31, 2015, the Company recognized a convertible promissory note derivative liability due to a conversion price not considered predominately based on a fixed monetary amount embedded in a convertible promissory note issued to Labor Smart, Inc., a related party. The income is due to the change in the derivative liability recorded on December 31, 2016 and March 31, 2016.

In addition, the Company incurred interest expense of $50,733 during the three months ended March 31, 2016 for late fees, amortization of debt discount and interest due on notes payable and convertible promissory notes payable.

Discontinued Operations:

As a result of the split-off of EmployUS, Ltd. on December 31, 2015, the consolidated balance sheets as of December 31, 2015 and the related consolidated statements of operations and cash flows present the results and accounts of EmployUS, Ltd. as discontinued operations. All prior periods presented in the consolidated statements of operations and consolidated statement of cash flows discussed herein have been restated to conform to such presentation. Net income of EmployUS, Ltd. is $56,841 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash balance of $10,862.

Net cash provided by (used in) operating activities was $(31,638) for the three months ended March 31, 2016 as compared to net cash used of $43,441 for the three months ended March 31, 2015. The net cash used by operating activities was primarily due to our net loss.

Net cash provided by investing activities was $0 for the three months ended March 31, 2016 as compared to $100,504 from discontinued operations for the three months ended March 31, 2015.

Net cash provided by financing activities amounted to $42,500 for the three months ended March 31, 2016, compared to net cash used by financing activities of $143,945 from discontinued operations for the three months ended March 31, 2015. Cash flows provided from financing activities includes a $28,500 advance from Labor Smart, Inc., a shareholder of the Company, and $14,000 received from member’s subscription in Staff Fund I, LLC.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had a stockholders’ deficit of $416,312 and a working capital deficit of $416,312. For the three months ended March 31, 2016 and 2015, the Company had a net losses of $84,274 and $79,782, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical costs.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of March 31, 2016, the Company had $10,862 in cash. The Company completed a split-off transaction on December 31, 2015 by which all of the assets of the Company were disposed of. In addition, the Company has not generated any significant revenues from its continuing operations, incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company does not expect significant funding from its controlling shareholder, Labor Smart Inc.

In addition to the current liabilities of $453,298 reported on March 31, 2016, in conjunction with the Agreement for Purchase and Sale of Assets, the Company issued:

i)	On April 1, 2016, a non-interest bearing promissory note with principal of $755,000 due on April 1, 2018.

ii)                   On April 5, 2016, entered into an initial Revolving Note in the amount of $1,300,000.

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

Our goal in 2016 is to complete a platform acquisition for a number of branch offices with Labor Smart, Inc., our controlling shareholder. Thereafter, we plan to continue to grow by way of acquisition of additional branch offices. We will also seek to fully grow and develop new branch locations under the licensing agreement with Labor Smart, Inc. We currently operate one branch location under the license agreement.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

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

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the six months ended June 30, 2015 and 2015 are not necessarily indicative of operating results expected for future periods.

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

With respect to the quarterly period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of March 31, 2016:

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

(3)	We have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement, due to the change control; and

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

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

The Staffing Group Ltd.

Dated: May 16, 2016	By: /s/ Kimberly Thompson
Kimberly Thompson
Duly Authorized Officer, Interim Chief Executive Officer and Sole Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

-28-