Form 10-Q
period 2016-06-30
Staffing Group, Ltd.
filed 2016-08-22
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date.

Class	Outstanding at August 15, 2016
Common Stock, $0.001 par value per share	1,269,436 shares

THE STAFFING GROUP LTD.

Form 10-Q

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015	December 31, 2015
ASSETS			(Predecessor)

CURRENT ASSETS
Cash	$84,133	$—	$—
Cash - restricted	71,290	—	—
Accounts receivable, net	654,131	—	456,296
Deferred finance costs	—	—	7,547
Prepaid expenses and other current assets	5,605	—	—
Total Current Assets	815,159	—	463,843

Property and equipment, net	1,364	—	4,963
Identifiable intangible assets, net of accumulated amortization of $60,000 and $0, respectively	1,140,000	—	—
Goodwill	1,466,000	—	—

TOTAL ASSETS	$3,422,523	$—	$468,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,762	$—	$467,280
Accounts payable - related party	636,472	—	—
Accrued liabilities	90,500	—	—
Accrued liabilities - related party	97,565	55,815	—
Loan payable to factor	—	—	238,051
Convertible note payable - related party, including accrued interest of $21,124 and $1,408, net of debt discount of $37,143 and $77,143, respectively	63,981	4,265	—
Notes payable - related parties	107,000	107,000	—
Convertible promissory note derivative liability	376,176	178,959	—
Due to stockholder	28,500	—	—
60 shares of Preferred Stock, par value $0.001, designated as Series B Convertible Preferred Stock, 30 and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. Liquidation preference of $750,000 per share. (Note 12)	750,000	—	—
Total Current Liabilities	2,817,837	346,039	705,331

Note payable - related parties, net of debt discount of $221,685 and $0, respectively	533,315	—	—

TOTAL LIABILITIES	3,351,152	346,039	705,331

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value: 5,000,000 shares authorized 5 shares of Preferred Stock, par value $0.001, designated as Series A Preferred Stock, 1 and 1 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—	—
Common stock par value $0.001: 150,000,000 shares authorized; 1,262,436 and 602,436 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,262	602	—
Additional paid-in capital	3,623,289	2,434,749	—
Accumulated deficit	(3,565,620)	(2,781,390)	(236,525)
TOTAL THE STAFFING GROUP LTD. STOCKHOLDERS' EQUITY (DEFICIT)	58,931	(346,039)	(236,525)
Non-controlling interest	12,440	—	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	71,371	(346,039)	(236,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,422,523	$—	$468,806

The accompanying notes are an integral part of these condensed consolidated financial statements

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended March 31, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	2016	2015	2016	2015	(Predecessor)	(Predecessor)	(Predecessor)
NET REVENUES
Contract staffing services	$1,596,686	$—	$1,618,491	$—	$1,339,669	$1,494,118	$2,977,965
COST OF SERVICES	1,096,975	—	1,113,510	—	992,493	1,101,863	2,230,999
GROSS PROFIT	499,711	—	504,981	—	347,176	392,255	746,966

SELLING, GENERAL AND ADMINISTRATIVE
Amortization of intangible assets	60,000	—	60,000	—	—	—	—
Payroll and related expenses	124,031	—	142,317	—	117,623	114,657	196,998
Selling, general and administrative expenses	308,096	16,992	407,963	150,940	343,535	208,240	499,211
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	492,127	16,992	610,280	150,940	461,158	322,897	696,209

INCOME (LOSS) FROM OPERATIONS	7,584	(16,992)	(105,299)	(150,940)	(113,982)	69,358	50,757

OTHER (EXPENSES) INCOME
Interest expense	(1,285,153)	(2,675)	(1,335,886)	(5,350)	(11,489)	(27,404)	(62,411)
Other expense	—	(6,204)	—	(6,204)	—	—	—
Change in fair value of derivative liabilities	576,052	—	655,394	—	—	—	—
TOTAL OTHER EXPENSE	(709,101)	(8,879)	(680,492)	(11,554)	(11,489)	(27,404)	(62,411)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(701,517)	(25,871)	(785,791)	(162,494)	(125,471)	41,954	(11,654)
Provision for income taxes	—	—	—	—	—	—	—
LOSS FROM CONTINUING OPERATIONS	(701,517)	(25,871)	(785,791)	(162,494)	(125,471)	41,954	(11,654)

INCOME FROM DISCONTINUED OPERATIONS (including income taxes of $0 and $0 for 2016 and 2015, respectively (Note 4)	—	(14,602)	—	42,239	—	—	—
NET LOSS	(701,517)	(40,473)	(785,791)	(120,255)	(125,471)	41,954	(11,654)

NET INCOME (LOSS) ATTRIBUTED TO NON-CONTROLLING INTEREST	2	—	(1,560)	—	—	—	—
NET LOSS ATTRIBUTED TO THE STAFFING GROUP LTD.	$(701,519)	$(40,473)	$(784,231)	$(120,255)	$(125,471)	$41,954	$(11,654)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.57)	$(0.03)	$(0.85)	$(0.22)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—
BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.57)	$(0.03)	$(0.85)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	1,239,359	744,400	920,898	744,400

The accompanying notes are an integral part of these condensed consolidated financial statements

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended March 31, 2016	For the Six Months Ended June 30, 2015
	2016	2015	(Predecessor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(785,791)	$(120,255)	$(125,471)	$(11,654)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Accrued interest	—	—	11,489	62,411
Amortization of intangible assets	60,000	—	993	1,986
Amortization of debt discount	1,245,006	—	—	—
Stock-based compensation	109,200	—	—	—
Change in fair value of derivative liabilities	(655,395)	—	—	—
Changes in operating assets and liabilities:
Cash - restricted	(71,290)	—	—	—
Accounts receivable	(654,131)	—	(22,569)	119,358
Prepaid expenses and other current assets	(5,605)	120,548	—	933
Accounts payable	640,235	9,450	129,895	268,101
Accrued liabilities	90,500	—	—	—
Accrued liabilities - related party	41,750	—	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,479	9,743	(5,663)	441,135

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,364)	—	—	—
Business acquisition - purchase of four branches	(1,080,000)	—	—	—
Net cash provided by discontinued operations	—	357,496	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,081,364)	357,496	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received from loan payable to factor	—	—	(220,105)	(58,299)
Proceeds from convertible notes payable	1,230,710	—	—	—
Repayment of convertible notes payable	(122,192)	—	—	—
Advance from stockholder	28,500	—	—	—
Non-controlling interest	14,000	—	—	—
Net distribution to Labor Smart, Inc.	—	—	225,768	(382,836)
Net cash (used in) discontinued operations	—	(367,239)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,151,018	(367,239)	5,663	(441,135)

NET INCREASE IN CASH	84,133	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—	—

CASH, END OF PERIOD	$84,133	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$—	$—	$—	$—
Cash paid for interest	$49,130	$—	$—	$—

NON-CASH ACTIVITIES
Series B Stock issued in connection with issuance of convertible notes payable	$750,000	$—
Note payable issued in connection with business acquisition	$506,000	$—
Common Stock issued in connection with business acquisition	$1,080,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

On December 28, 2015, the Company incorporated a subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company.

On December 31, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd. (the “split-off transaction”). In consideration thereof, Pour Les Enfant assumed all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agreed to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation. As a result of the cancellation of the two (2) preferred shares by Brent Callais and Brian McLoone, there was a change in control of the Company as Labor Smart, Inc. holds the one (1) remaining outstanding preferred share of the Company.

The financial results of EmployUS, Ltd. qualifies for reporting as a discontinued operations. A substantial portion of the Company’s 2015 financial statements have been reclassified to conform to the reporting of discontinued operations adopted in 2015. See Note 5.

In January 2016, the Company commenced operations of one (1) staffing location Montgomery, Alabama through the subsidiary, Staff Fund I, LLC. This subsidiary operates under a licensing agreement with Labor Smart, Inc. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that it places with its client companies. During the six months ended June 30, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At June 30, 2016, 7% of Staff Fund I, LLC’s membership interest are held by non-controlling interest.

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc. for consideration with a fair value of $2,666,000. The one-time fee of $5,000 for the (4) newly opened branches which were opened under the Labor Smart, Inc. name totaling $20,000 was waived. As a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company in addition the CEO stepped down from any former position she held with Labor Smart, Inc. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at June 30, 2016, Kimberly Thompson controlled the majority of shareholder votes. (See Note 3).

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on April 13, 2016 for the year ended December 31, 2015.

principles of consolidation

The condensed consolidated financial statements include the accounts of the Company’s one operating subsidiary.  All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, goodwill, intangible assets, valuation allowance for deferred tax assets and valuation of derivative liabilities. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of June 30, 2016 and December 31, 2015, the Company did not have any cash equivalents.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Cash - Restricted

Restricted cash represents cash in a lockbox account by held by TCA Global Credit Master Fund, LP in according with the Senior Secured Revolving Credit Facility Agreement. The Company considered $71,290, as restricted cash at June 30, 2016. No cash was considered restricted at December 31, 2015. (See Note 8)

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts was not material for any of the periods presented. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. At June 30, 2016 and December 31, 2015, the Company excluded 1,845,151 and 151,963 common stock issuable upon conversion of convertible notes payable and Series B Stock, respectively, as their effect would have been anti-dilutive.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships and non-compete contracts. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships and non-compete contracts are amortized on a straight-line basis over an estimated life of five years.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis at the reporting unit level. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Convertible promissory notes payable and convertible promissory note derivative liability – related party is measured at fair value on a recurring basis using Level 3 inputs.

The carrying amounts reported in the Company’s condensed consolidated financial statements for accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these consolidated financial instruments. The carrying amounts reported in the condensed consolidated balance sheets for its line of credit and convertible notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Recent Accounting Pronouncements

In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The accounting standard is effective for annual reporting periods beginning after December 15, 2015 and was adopted in the first quarter of 2016.

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

Note 3 – business acquisition

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”), related party and shareholder of the Company. Pursuant to the Agreement, the Company purchased from the Seller the operating assets of four (4) branch locations, which includes customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Four Branches”). The Seller retained all open accounts receivable related to the prior operations of the branch locations and was responsible for all operating liabilities. In consideration for the Four Branches, the Company paid the Seller total consideration with a fair value of $2,666,000, paid as follows: (i) $890,890 in cash, (ii) 600,000 shares of the Company’s common stock at a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016), (iii) a non-interest bearing promissory note due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. The Company assumed no liabilities in the business acquisition. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at an annual market interest rate of 22% per annum. (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110, and (v) direct payment to the IRS on behalf of the Seller in the amount of $160,000 (the “Purchase Price”).

On April 1, 2016, as a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at June 30, 2016, Kimberly Thompson controlled the majority of shareholder votes.

Assets acquired and liabilities assumed in the Agreement were recorded on the Company’s Consolidated Balance Sheet as of the acquisition date of April 1, 2016 based upon their estimated fair values. The results of operations of businesses acquired by the Company have been included in the statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Customer Relationships	$1,130,000
Non-complete Agreements	70,000
Goodwill	1,466,000
Purchase Price	$2,666,000

Unaudited pro forma results of operations information for the three and six months ended June 30, 2015 as if the Company and the entities described above had been combined on January 1, 2015 are as follows. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net revenues	$2,958,160	3,438,419	$7,439,887
Income (loss) from operations	$(219,281)	14,575	$(7,889)
Net loss	$(1,110,698)	(40,473)	$(120,255)
Net loss per share	$(1.21)	(0.05)	$(0.16)

Revenue and costs are generally allocated using specific identification and include corporate administrative expenses, finance, legal, tax, treasury and other general corporate services.

The carve-out financial information include revenue and expenses of Labor Smart, Inc., allocated to the Four
Branches (“Predecessor”) for certain functions provided by Labor Smart, including compensation and benefits, occupancy, information technology costs, finance and interest costs, legal, tax, treasury and other general corporate services. These expenses have been allocated to the results of the Four Branches based on one of four allocation cost drivers:

1)	Revenues attributable to the Four Branches,
2)	The headcount of employees within the Four Branches and Labor Smart
3)	The identification of costs specific to the Four Branches; and
4)	Allocation of finance and interest costs based on proceeds from the sales of the Four Branches by Labor Smart.

Management considers the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, the Four Branches, The allocations may not; however, reflect the expenses the Four Branches would have incurred as an independent entity for the periods presented.

Unaudited predecessor financial information has been provided in these condensed consolidated financial statements as the Company acquired the Four Branches and the operations of the Company before the acquisition of the Four Branches were insignificant relative to the operations acquired.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 4 - Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had a stockholders’ deficit of $71,371 and a working capital deficit of $2,002,678. For the six months ended June 30, 2016 the Company had a net loss of $785,791. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical net losses.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of June 30, 2016, the Company had $84,133 in cash.

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

Note 5 – Discontinued Operations

On December 31, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. Completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd.. In consideration thereof, Pour Les Enfant assumed all liabilities of EmployUS, Ltd. Associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated with the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agreed to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following table summarizes the results from discontinued operations:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

NET REVENUES
Contract staffing services	$3,438,419	$7,439,887

COST OF SERVICES	2,772,761	6,077,807
GROSS PROFIT	665,658	1,362,080
SELLING, GENERAL AND ADMINISTRATIVE	634,091	1,219,029

INCOME (LOSS) FROM OPERATIONS	31,567	143,051
OTHER EXPENSE	(46,169)	(100,812)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(14,602)	42,239

(Provision) benefit for income taxes	—	—

NET INCOME (LOSS) OF EMPLOYUS, LTD.	$(14,602)	$42,239

Note 6 – Identifiable Intangible Assets

Intangible assets comprise customer relationships and non-compete agreements which are recorded at cost.

	June 30, 2016	December 31, 2015

Customer relationships	$1,130,000	$—
Non-compete agreements	70,000	—
	1,200,000	—
Accumulated amortization	(60,000)	—
Identifiable Intangible Assets	$1,140,000	$—

On April 1, 2016, the Company acquired and commenced amortization of identifiable intangible assets upon closing of the business acquisition for the Four Branches. During the three months ended June 30, 2016 $60,000 was recorded as amortization. The Company estimates amortization over the next five years to be as follows: 2016 (remaining) $120,000 and the following four years $240,000 per annum.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 7 – notes payable – related party

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the three months ended June 30, 2016 and 2015 was $11,463 and $6,462, respectively and for the six months ended June 30, 2016 and 2015 was $22,925 and $8,825, respectively. The Company recorded late fees payable of $40,600 and $22,400 and accrued interest payable of $19,406 and $14,681, as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses – related party as of June 30, 2016 and December 31, 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the three months ended June 30, 2016 and 2015 was $9,413 and $320, respectively and for the six months ended June 30, 2016 and 2015 was $18,825 and $632, respectively. The Company recorded late fees payable of $35,100 and $16,900 and accrued interest payable of $2,458 and $1,833, as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses – related party as of June 30, 2016 and December 31, 2015.

On April 1, 2016, in conjunction with Agreement for Purchase and Sale of Assets (Note 3), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 22% per annum. At June 30, 2016, the promissory note has been recorded net of debt discount of $221,685. Amortization of debt discount of $27,315 has been included in interest expense in the consolidated statements of loss for the three and six months ended June 30, 2016. The debt discount is being amortized on the effective interest method.

Note 8 – convertible promissory note – related party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing on December 16, 2016. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2016, the Note includes principal of $80,000 and accrued interest of $21,124 less unamortized debt discount of $37,143. See Note 9 – Convertible Promissory Note Derivative Liability – Related Party.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 9 – convertible promissory notes

On March 29, 2016, with an effective date of April 5, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing of the Agreement. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 22% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. The Credit Agreement provides for certain contractual rights to TCA. TCA has influence and veto power over key decisions which effect operating, investing and financing activities of the Company including the right to approve the transfer agent, maintenance of insurance, approve the selection of management after performing background investigations, approve all capital expenditures, approve issuance of stock, approve opening new bank accounts and approve change in control of the Company.  The Credit Agreement also provides that all cash receipts from customers are required to be deposited in a lock box account. Distributions from the lock box account are made to the Company only after obligations to TCA are satisfied. TCA with absolute discretion may withhold cash in the lock box in order to protect collateral. During the period ended June 30, 2016, the Company paid $122,192 in cash for principal and 47,798 for interest and fees.

At June 30, 2016, the Note includes principal of $1,177,808 and accrued interest of $140,307 less unamortized debt discount of $685,714. See Note 10 – Convertible Promissory Note Derivative Liability.

On May 26, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $100,000 bearing a 10% annual interest rate and maturing December 26, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may prepay the Note at any time while outstanding for no prepayment penalty.

At June 30, 2016, the Note includes principal of $100,000 and accrued interest of $15,125 less unamortized debt discount of $83,645. See Note 10 – Convertible Promissory Note Derivative Liability.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 10 – Convertible Promissory Note Derivative Liability

The Convertible Promissory Notes with Labor Smart, Inc. with an issue date of December 18, 2015, TCA Global Credit Master Fund, LP with an issue date of April 5, 2016 and Group 10 Holdings, LLC with an issue date of May 26, 2016 were accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liability has been measured at fair value at June 30, 2016 using the binominal lattice model.

The inputs into the binominal lattice model are as follows:

Conversion price	$1.05 per share
Risk free rate	0.64%
Expected volatility	178 – 224%
Dividend yield	0%
Expected life	0.46 - 1.00 years

Changes in convertible promissory note derivative liability during the six months ended June 30, 2016 were as follows:

Opening balance at December 31, 2015	$178,959
Initial valuation of derivatives	852,612
Change in fair value of derivative Liability	(655,395)
Closing balance at June 30, 2016	$376,176

Changes in convertible promissory note derivative liability party during the three months ended June 30, 2016 were as follows:

Opening balance at March 31, 2016	$99,617
Initial valuation of derivatives	852,612
Change in fair value of derivative Liability	(576,053)
Closing balance at June 30, 2016	$376,176

Note 11 – due to stockholder

Amounts due to stockholder of $28,500 is non-interest bearing, unsecured and have no specific terms of repayment.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 12 – Series B Preferred Stock

On March 29, 2016, the Board of Directors Board designated sixty (60) shares of preferred stock, par value $0.001 per share as Series B Preferred Stock (“Series B Stock”). The Series B Stock is being issued to the owner of the Series B Preferred Stock (“Holder”) in connection with the Senior Secured Revolving Credit Facility Agreement between the Company and TCA, effective as of April 5, 2016 (Note 3). The Series B Stock is non-voting and not entitled to dividends. Upon liquation, dissolution or winding up of the Company, the Holder is entitled to a liquidation preference of $25,000 per share of Series B Stock. The Holder may convert Series B Stock into shares of authorized but unissued common stock equal to $25,000 divided by the average VWAP for five business days immediately prior to the conversion date.

The Company has classified Series B Stock as a liability in these consolidated financial statements in accordance with ASC 480, Liabilities – Distinguishing Liabilities from Equity, as the Series B Stock has a fixed monetary amount known at inception and is settable in a variable amount shares based on the fair value of the shares of the Company’s common stock.

On April 1, 2016, the Company issued thirty (30) shares of the Company’s Series B Stock to TCA an advisory fee with a fair value of $750,000. The Series B Stock was issued in conjunction with the convertible note payable issued to TCA and was recorded as debt discount. The amount was classified as a current liability as the shares are expected to be redeemed within one year.

Note 13 – Stockholders’ Deficit

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

On April 1, 2016, the Company issued 600,000 shares of common stock with a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016) in conjunction with the Agreement for Purchase and Sale of Assets (Note 3).

On April 1, 2016, as a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company.

On April 25, 2016, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company to Kimberly Thompson, the Chief Executive Officer of the Company, for compensation valued at $109,200 ($1.82 per share) is expensed immediately and is included in selling, general and administrative expense in the consolidated statement of operations.

Non-controlling interest

During the six months ended June 30, 2016, the subsidiary of the Company, Staff Fund I, LLC, issued membership interests for cash proceeds of $14,000.

Opening balance at December 31, 2015	$0
Issue of membership interest	14,000
Net loss attributed to non-controlling interest	(1,560)
Closing balance at June 30, 2016	$12,440

Opening balance at March 31, 2016	$12,438
Net income (loss) attributed to non-controlling interest	2
Closing balance at June 30, 2016	$12,440

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 14 - Contingencies and Commitments

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

Leases

The Company leases space for five of its branch offices and for its corporate headquarters, located in Kennesaw, Georgia. For the three and six months ended June 30, 2016 rent expense was $27,006 and $31,428, respectively.

As of June 30, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2016 (remaining)	$42,705
2017	61,459
2018	48,133
2019	16,511
Total	$168,808

Note 15- Subsequent Events

On July 11, 2016, the Company issued 7,000 shares of common stock for $7,000 in cash ($1.00 per share).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the three and six months ended June 30, 2016 and 2015, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On December 18, 2015, the Board approved the issuance of one (1) share of Series A Preferred Stock to Labor Smart, Inc., an 18.45% shareholder of common stock, in conjunction with the issuance of a convertible promissory note dated December 18, 2015.

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

On December 31, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with Pour Les Enfant, LLC, a Louisiana limited liability company (“Pour Les Enfant”). Pursuant to the SPA, the Company, as sole shareholder of EmployUS, Ltd. completed the split-off by transferring to Pour Les Enfant all outstanding shares and tangible assets of EmployUS, Ltd. (the “split-off transaction”). In consideration thereof, Pour Les Enfant assumed all liabilities of EmployUS, Ltd. associated with monies owed to the Internal Revenue Service for late payroll taxes; and all corporate, personal, and validity guarantees associated with the Crestmark Bank Loan and Security Agreement. Pursuant to the SPA, Brent Callais and Brian McLoone, directors, executives and controlling shareholders of the Company, each agreed to transfer to the Company 91,000 shares of the Company’s common stock and one share of the Company’s preferred stock, for immediate cancellation. As a result of the cancellation of the two (2) preferred shares by Brent Callais and Brian McLoone, there was a change in control of the Company as Labor Smart, Inc. holds the one (1) remaining outstanding preferred share of the Company. In addition, all existing operations of the Company was disposed of in the split-off transaction except for the business continued in our subsidiary, Staff Fund I, LLC.

In conjunction with the split-off transaction, the Company received notice of the resignation of Brian McLoone as Chief Executive Officer and Director, and Brent Callais as Director and the Board of Directors of the Company appointed Ms. Kimberly Thompson as Interim Chief Executive Officer of the Company.

The split-off of EmployUS, Ltd. to the controlling shareholders is a common control transaction and recorded at book value. Any difference between the proceeds received by the Company and the book value of assets and liabilities of EmployUS, Ltd. is recognized as a capital transaction with no gain and loss recorded. EmployUS, Ltd., as a subsidiary, was determined to be a component of the Company and disposed of by other than sale.

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”), related party and shareholder of the Company. Pursuant to the Agreement, the Company purchased from the Seller the operating assets of four (4) branch locations, which includes customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Four Branches”). The Seller retained all open accounts receivable related to the prior operations of the branch locations and was responsible for all operating liabilities. In consideration for the Four Branches, the Company paid the Seller total consideration with a fair value of $2,666,000, paid as follows: (i) $890,890 in cash, (ii) 600,000 shares of the Company’s common stock at a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016), (iii) a non-interest bearing promissory note due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. The Company assumed no liabilities in the business acquisition. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at an annual market interest rate of 22% per annum. (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110, and (v) direct payment to the IRS on behalf of the Seller in the amount of $160,000 (the “Purchase Price”).

As a requirement for the purchase of the Four Branches, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company.

On June 30, 2016, the Company operated five (5) staffing locations in Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee Raleigh, North Carolina and Montgomery, Alabama. These staffing locations operate under a licensing agreement with Labor Smart, Inc., a related party. . Our Montgomery, Alabama staffing location is operated through our subsidiary, Staff Fund I, LLC. During the six months ended June 30, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At June 30, 2016, 7% of Staff Fund I, LLC membership interest are held by non-controlling interests.

We are a service provider that is in the business of providing temporary staffing solutions. We provide general laborers to construction, light industrial, refuse, retail, and hospitality businesses and recruit, hire, train and manage skilled workers so our clients doesn’t have to. By eliminating the administrative requirements of finding and employing skilled and unskilled workers our clients the ability to focus on the important task of managing and growing their business and not worry about staffing their projects

Additionally, we plan to seek out acquisition targets in other segments of the staffing industry as we execute a buy and build roll-up strategy to grow our business.

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

Three months ended June 30, 2016 compared to 2015 (Predecessor)

The following table presents a summary of continuing operations for the three months ended June 30, 2016 with comparative operations from the Four Branches (Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee and Raleigh, North Carolina) acquired on April 1, 2016 from the carved-out financial statements of Labor Smart, Inc. for the three months ended June 30, 2015 (the “Predecessor”).

	For the Three Months
	Ended June 30,
	2016	2015
Net Revenues		(Predecessor)
Contract staffing services	$1,596,686	$1,494,118

Cost of Services	1,096,975	1,101,863

Gross Margin	499,711	392,255

Selling, General and Administrative
Amortization of intangible assets	60,000	—
Payroll and related expenses	124,031	114,657
General and administrative expenses	308,096	208,240
Total Selling, General and Administrative	492,127	322,897

Income from Operations	7,584	69,358

Other (Expenses) Income
Interest expense	(1,285,153)	(27,404)
Change in fair value of derivative liabilities	576,052	—
	(709,101)	(27,404)

Net (loss)	(701,517)	41,954
Net (loss) income attributed to non-controlling interest	2	—

Net (loss) income attributed to The Staffing Group Ltd.	$(701,519)	$41,954

Net Revenues:

Contract staffing services were $1,596,686 for the three months ended June 30, 2016, an increase of $102,568 or 6.9% from $1,494,118 (Predecessor) for the three months ended June 30, 2015. The increase in revenue is new customers being acquired by the Company and is due to opening the Montgomery, Alabama branch by Staff Fund I, LLC in January 2016.

Cost of Services:

Cost of staffing services were $1,096,975 for the three months ended June 30, 2016, a decrease of $4,888 or 0.4% from $1,101,863 (Predecessor) for the three months ended June 30, 2015.

Gross Profit:

Gross profit was $499,711 for the three months ended June 30, 2016, which is approximately 31.3% of contract staffing services revenue, from $392,255 (Predecessor) for the three months ended June 30, 2015, which is approximately 26.3% of contract staffing services revenue. The increase in the gross margin is due to a policy of not bidding on contracts with the expected gross margin of less than 30%.

Selling, General and Administrative Expenses:

Amortization of intangible assets of $60,000 relates to identifiable intangible assets of $1,200,000 acquired on April 1, 2016 which are being amortized on a straight-line over 5 years.

Payroll and related expenses were $124,031 for the three months ended June 30, 2016, an increase of $9,374 (Predecessor) or 8.2% from $114,657 for the three months ended June 30, 2015. The increase is due to increased internal staffing levels.

Selling, general and administrative expenses were $308,096 for the three months ended June 30, 2016, an increase of $99,856 or approximately 48%, from $208,240 (Predecessor) for the three months ended June 30, 2015. The increase in primarily due to stock-based compensation valued at $109,200 paid during the three months ended June 30, 2016. On April 25, 2016, 60,000 shares of common stock were issued to Kimberly Thompson, our CEO. The Predecessor did not issued stock-based compensation for the comparable period Selling, general and administrative expense comprise legal, audit, accounting, transfer agent, printing and other costs related to SEC filings and matters relating to being a public company.

Income from Operations:

Loss from operations was $7,584 for the three months ended June 30, 2016, a decrease of $61,774 or approximately 89.1%, from $69,358 (Predecessor) for the three months ended June 30, 2015.

Other Expenses:

Other (expenses) income were $(709,101) for the three months ended June 30, 2016, an increase of $681,697 or approximately 2,487.6%, from $(27,404) (Predecessor) for the three months ended June 30, 2015.

The increase in other (expenses) income is primarily due to:

i)	The Company incurred interest expense of $1,285,153 during the three months ended June 30, 2016 for amortization of debt discount and interest due on notes payable and convertible promissory notes payable. On April 1, 2016, the Company issued thirty (30) shares of the Company’s Series B Stock to TCA an advisory fee with a fair value of $750,000. The Series B Stock was issued in conjunction with the convertible note payable issued to TCA and was recorded as debt discount.
ii)	Other expenses are partially offset by a decrease in the fair value of the derivative liabilities of $576,052 for the three months ended June 30, 2016.

In the comparative period for the three months ended June 30, 2016, the Predecessor incurred carved-out interest expense of $27,404 for costs incurred for factoring accounts receivable. The Predecessor did not incurred comparable expenses for amortization of debt discount and interest due on notes payable and convertible promissory notes payable and change in the fair value of directive liabilities.

Six months ended June 30, 2016 compared to Six months ended June 30, 2015 (Predecessor)

The following table presents a summary of continuing operations for the six months ended June 30, 2016 with comparative operations from the Four Branches (Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee and Raleigh, North Carolina) acquired on April 1, 2016 from the carved-out financial statements Labor Smart, Inc for the six months ended June 30, 2015 (the “Predecessor”).

	Six Months ended June 30, 2016	Six Months ended March 31, 2015
Net Revenues		(Predecessor)
Contract staffing services	$1,618,491	$2,977,965

Cost of Services	1,113,510	2,230,999

Gross Margin	504,981	746,966

Selling, General and Administrative
Amortization of intangible assets	60,000	—
Payroll and related expenses	142,317	196,998
General and administrative expenses	407,963	499,211
Total Selling, General and Administrative	610,280	696,209

Income (loss) from Operations	(105,299)	50,757

Other (Expenses) Income
Interest expense	(1,335,886)	(62,411)
Change in fair value of derivative liabilities	655,394	—
	(680,492)	(62,411)

Net (loss)	(785,791)	(11,654)
Net (loss) income attributed to non-controlling interest	(1,560)	—

Net (loss) income attributed to The Staffing Group Ltd.	$(784,231)	$(11,654)

Net Revenues:

Contract staffing services were $1,618,491 for the six months ended June 30, 2016, a decrease of $1,359,274 or 45.6% from $2,977,765 (Predecessor) for the six months ended June 30, 2015. The decrease in net revenues is due to 2016 operations including three months of activity (since they were acquired on April 1, 2016), whereas, 2015 operations include six months of activity for the Four Branches. See three months discussion above for current comparison.

Cost of Services:

Cost of staffing services were $1,113,510 for the six months ended June 30, 2016, a decrease of $1,117,489 or 50.0% from $2,230,999 (Predecessor) for the six months ended June 30, 2015. The decrease in cost of services is due to 2016 operations including three months of activity, whereas, 2015 operations include six months of activity for the Four Branches.

Gross Profit:

Gross profit was $504,981 for the six months ended June 30, 2016, which is approximately 31.2% of contract staffing services revenue, from $746,966 (Predecessor) for the six months ended June 30, 2015, which is approximately 25.1% of contract staffing services revenue. The increase in the gross margin is due to a policy of not bidding on contracts with the expected gross margin of less than 30%.

Selling, General and Administrative Expenses:

Amortization of intangible assets of $60,000 relates to identifiable intangible assets of $1,200,000 acquired on April 1, 2016 which are being amortized on a straight-line over 5 years.

Payroll and related expenses were $142,317 for the six months ended June 30, 2016, a decrease of $54,681 (Predecessor) or 27.8% from $196,998 for the six months ended June 30, 2015. If the current period would have had six months of operations from the Four Branches, payroll and related expenses would have been higher due to increased internal staffing levels.

Selling, general and administrative expenses were $407,963 for the six months ended June 30, 2016, a decrease of $91,248 or approximately 18.3%, from $499,211 (Predecessor) for the six months ended June 30, 2015. The increase in primarily due to stock-based compensation valued at $109,200 paid during the six months ended June 30, 2016. On April 25, 2016, 60,000 shares of common stock were issued to Kimberly Thompson, our CEO. The Predecessor did not issued stock-based compensation for the comparable period Selling, general and administrative expense comprise legal, audit, accounting, transfer agent, printing and other costs related to SEC filings and matters relating to being a public company.

Income from Operations:

Loss from operations was $105,299 for the six months ended June 30, 2016, a decrease of $156,056 or approximately 307.5%, from income from operations of $50,757 (Predecessor) for the six months ended June 30, 2015.

Other Expenses:

Other (expenses) income were $(680,492) for the six months ended June 30, 2016, an increase of $618,081 or approximately 990.3%, from $(62,411) (Predecessor) for the six months ended June 30, 2015.

The increase in other (expenses) income is primarily due to:

i)	The Company incurred interest expense of $1,335,886 during the six months ended June 30, 2016 for amortization of debt discount and interest due on notes payable and convertible promissory notes payable. On April 1, 2016, the Company issued thirty (30) shares of the Company’s Series B Stock to TCA an advisory fee with a fair value of $750,000. The Series B Stock was issued in conjunction with convertible note payable issued to TCA and was recorded as debt discount.
ii)	Other expenses are partially offset by a decrease in the fair value of the derivative liabilities of $655,394 for the six months ended June 30, 2016.

In the comparative period for the six months ended June 30, 2016, the Predecessor incurred carved-out interest expense of $62,411 for costs incurred for factoring accounts receivable. The Predecessor did not incurred comparable expenses for amortization of debt discount and interest due on notes payable and convertible promissory notes payable and change in the fair value of directive liabilities.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $84,133.

Net cash provided by operating activities was $14,479 for the six months ended June 30, 2016 as compared to net cash provided by operating activities of $9,743 for the six months ended March 31, 2015. The net cash used by operating activities was primarily due to our net loss of $785,791, change in fair value of derivative liabilities of $655,395 and increase of accounts receivable of $654,131 which was offset by amortization of debt discount of $1,245,006 and increase of accounts payable and accrued liabilities of $772,485.

Net cash used by investing activities was $1,081,364 for the purchase of equipment of $1,364 and business acquisition of the Four Branches of $1,080,000 for the six months ended June 30, 2016 as compared to $357,496 from discontinued operations for the six months ended March 31, 2015.

Net cash provided by financing activities amounted to $1,151,018 for the six months ended June 30, 2016, compared to net cash used by financing activities of $367,239 from discontinued operations for the six months ended June 30, 2015. Cash flows provided from financing activities includes proceeds from the issuance of convertible notes of $1,230,710, a $28,500 advance from Labor Smart, Inc., a shareholder of the Company, and $14,000 received from member’s subscription in Staff Fund I, LLC which was offset by repayment of convertible notes of $122,192.

Note Payable – Related Party

On April 1, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., a shareholder of the Company, due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 22% per annum. At June 30, 2016, the promissory note has be recorded net of debt discount of $221,685. Amortization of debt discount of $27,315 has been included in interest expense in the consolidated statement of loss for the year ended June 30, 2016.

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

Convertible Notes Payable

On March 29, 2016, with an effective date of April 5, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000.00) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing of the Agreement. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 18% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. During the period ended June 30, 2016, the Company paid $122,192 in cash for principal and 47,798 for interest and fees. At June 30, 2016, the Note includes principal of $1,177,808 and accrued interest of $140,307 less unamortized debt discount of $685,714. See Note 10 – Convertible Promissory Note Derivative Liability.

On May 26, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $100,000 bearing a 10% annual interest rate and maturing December 26, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may prepay the Note at any time while outstanding for no prepayment penalty. At June 30, 2016, the Note includes principal of $100,000 and accrued interest of $15,125 less unamortized debt discount of $83,645. See Note 10 – Convertible Promissory Note Derivative Liability.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had a stockholders’ deficit of $71,371 and a working capital deficit of $2,002,678. For the six months ended June 30, 2016, the Company had a net loss of $785,791. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical costs.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of June 30, 2016, the Company had $84,133 in cash.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

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

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of operating results expected for future periods.

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

With respect to the quarterly period ended June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of June 30, 2016:

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

(3)	We have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement, due to the change in control; and

(4)	We do not have not have a fully effective mechanism for monitoring the system of internal controls.

However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We also plan to improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to hire additional senior accounting personnel or additional independent consultants once we generate significantly more revenue or raise significant additional working capital.  We will also improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate. We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in required periodic filings with the Securities and Exchange Commission has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Staffing Group Ltd.

Dated: August 22, 2016	By: /s/ Kimberly Thompson
Kimberly Thompson
Duly Authorized Officer, Interim Chief Executive Officer and Sole Director
(Principal Executive Officer and Principal Financial and Accounting Officer)