Form 10-Q
period 2016-09-30
Staffing Group, Ltd.
filed 2016-12-19
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date.

Class	Outstanding at December 15, 2016
Common Stock, $0.001 par value per share	1,269,436 shares

THE STAFFING GROUP LTD.

Form 10-Q

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015	December 31, 2015
ASSETS			(Predecessor)

CURRENT ASSETS
Cash	$209,048	$—	$—
Cash - restricted	11,953	—	—
Accounts receivable, net	1,060,328	—	456,296
Deferred finance costs	—	—	7,547
Prepaid expenses and other current assets	3,964	—	—
Total Current Assets	1,285,293	—	463,843

Property and equipment, net	1,364	—	4,963
Identifiable intangible assets, net of accumulated amortization of $120,000 and $0,			—
respectively	1,080,000	—	—
Goodwill	1,466,000	—	—

TOTAL ASSETS	$3,832,657	$—	$468,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$66,830	$—	$467,280
Accounts payable - related party	805,970	—	—
Accrued liabilities	87,088	—	—
Accrued liabilities - related party	118,640	55,815	—
Loan payable to factor	—	—	238,051
Convertible note payable - related party, including accrued interest of $31,091 and $1,408, net of debt discount of $16,925 and $77,143, respectively	94,166	4,265	—
Convertible notes payable - including accrued interest of $313,411 and $0, net of debt discount of $303,608 and $0, respectively	1,341,891	—	—
Notes payable - related parties	107,000	107,000	—
Convertible promissory note derivative lability	1,649,602	178,959	—
Due to stockholder	28,500	—	—
60 shares of Preferred Stock, par value $0.001, designated as Series B Convertible Preferred Stock, 30 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. Liquidation preference of $750,000. (Note 12)	750,000	—	—
Total Current Liabilities	5,049,687	346,039	705,331

Note payable - related parties, net of debt discount of $192,255 and $0, respectively	562,745	—	—

TOTAL LIABILITIES	5,612,432	346,039	705,331

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value: 5,000,000 shares authorized 5 shares of Preferred Stock, par value $0.001, designated as Series A Preferred Stock, 1 and 1 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—	—
Common stock par value $0.001: 150,000,000 shares authorized; 1,269,436 and 602,436 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,269	602	—
Additional paid-in capital	3,630,282	2,434,749	—
Accumulated deficit	(5,424,048)	(2,781,390)	(236,525)
TOTAL THE STAFFING GROUP LTD. STOCKHOLDERS' EQUITY (DEFICIT)	(1,792,497)	(346,039)	(236,525)
Non-controlling interest	12,722	—	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,779,775)	(346,039)	(236,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,832,657	$—	$468,806

The accompanying notes are an integral part of these condensed consolidated financial statements

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended March 31, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	2016	2015	2016	2015	(Predecessor)	(Predecessor)	(Predecessor)

NET REVENUES
Contract staffing services	$1,433,073	$—	$3,051,564	$—	$1,339,669	$1,602,663	$4,580,628

COST OF SERVICES	896,448	—	2,009,958	—	992,493	1,217,618	3,448,617

GROSS PROFIT	536,625	—	1,041,606	—	347,176	385,045	1,132,011

SELLING, GENERAL AND ADMINSTRATIVE
Amortization of intangible assets	60,000	—	120,000	—	—	—	—
Payroll and related expenses	145,941	—	288,258	—	117,623	130,333	331,863
Selling, general and administrative expenses	129,768	9,931	537,730	166,221	343,535	253,924	748,602
TOTAL SELLING, GENERAL AND ADMINSTRATIVE	335,709	9,931	945,988	166,221	461,158	384,257	1,080,465

INCOME (LOSS) FROM OPERATIONS	200,916	(9,931)	95,618	(166,221)	(113,982)	788	51,546

OTHER (EXPENSES) INCOME
Interest expense	(985,637)	—	(2,321,523)	—	(11,489)	(31,205)	(93,616)
Other expense	—	(22,821)	—	(29,025)	—	—	—
Change in fair value of derivative liabilities	(1,073,425)	—	(418,031)	—	—	—	—
TOTAL OTHER EXPENSE	(2,059,062)	(22,821)	(2,739,554)	(29,025)	(11,489)	(31,205)	(93,616)

LOSS FROM CONTINUING OPERATONS BEFORE PROVISION FOR INCOME TAXES	(1,858,146)	(32,752)	(2,643,936)	(195,246)	(125,471)	(30,417)	(42,070)

Provision for income taxes	—	—	—	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,858,146)	(32,752)	(2,643,936)	(195,246)	(125,471)	(30,417)	(42,070)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including income taxes of $0 and $0 for 2016 and 2015, respectively (Note 5)	—	(2,804)	—	39,435	—	—	—

NET LOSS	(1,858,146)	(35,556)	(2,643,936)	(155,811)	(125,471)	(30,417)	(42,070)

NET INCOME (LOSS) ATTRIBUTED TO NON-CONTROLLING INTEREST	282	—	(1,278)	—	—	—	—

NET LOSS ATTRIBUTED TO THE STAFFING GROUP LTD.	$(1,858,428)	$(35,556)	$(2,642,658)	$(155,811)	$(125,471)	$(30,417)	$(42,070)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(1.46)	$(0.04)	$(2.55)	$(0.26)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—	$—	$—	$0.05
BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(1.46)	$(0.04)	$(2.55)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and diluted	1,268,599	744,400	1,037,644	744,400

The accompanying notes are an integral part of these condensed consolidated financial statements

 The Staffing Group Ltd., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended March 31, 2016	For the Nine Months Ended September 30, 2015
	2016	2015	(Predecessor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,643,936)	$(155,811)	$(125,471)	$(42,070)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Accrued interest	—	—	11,489	93,616
Amortization of intangible assets	120,000	—	993	2,978
Amortization of debt discount	2,164,678	—	—	—
Stock-based compensation	109,200	—	—	—
Change in fair value of derivative liabilities	418,031	—	—	—
Changes in operating assets and liabilities:
Cash - restricted	(11,953)	—	—	—
Accounts receivable	(1,060,328)	—	(22,569)	(47,656)
Prepaid expenses and other current assets	(3,964)	120,548	—	933
Accounts payable	66,830	29,025	129,895	146,649
Accounts payable - related party	805,970	—	—	—
Accrued liabilities	87,088	—	—	—
Accrued liabilities - related party	62,825	—	—	—
Net cash provided by discontinued operations	—	184,519	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,441	178,281	(5,663)	154,450

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,364)	—	—	—
Business acquisition - purchase of four branches	(1,080,000)	—	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,081,364)	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	7,000	—	—	—
Net cash (used) received from loan payable to factor	—	—	(220,105)	18,300
Proceeds from convertible notes payable	1,430,710	—	—	—
Repayment of convertible notes payable	(304,239)	—	—	—
Advance from stockholder	28,500	—	—	—
Non-controlling interest	14,000	—	—	—
Net distribution to Labor Smart, Inc.	—	—	225,768	(172,750)
Net cash (used in) discontinued operations	—	(178,281)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,175,971	(178,281)	5,663	(154,450)

NET INCREASE IN CASH	209,048	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—	—

CASH, END OF PERIOD	$209,048	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$—	$—	$—	$—
Cash paid for interest	$104,689	$—	$—	$—

NON-CASH ACTIVITIES
Series B Preferred Stock issued in connection with issuance of convertible notes payable	$750,000	$—
Note payable issued in connection with business acquisition	$506,000	$—
Common Stock issued in connection with business acquisition	$1,080,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

The Staffing Group, Ltd. and Subsidiary

 NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In January 2016, the Company commenced operations of one (1) staffing location Montgomery, Alabama through the subsidiary, Staff Fund I, LLC. This subsidiary operates under a licensing agreement with Labor Smart, Inc. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that it places with its client companies. During the nine months ended September 30, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At September 30, 2016, 7% of Staff Fund I, LLC’s membership interest are held by non-controlling interest.

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc. for consideration with a fair value of $2,666,000. The one-time fee of $5,000 for the (4) newly opened branches which were opened under the Labor Smart, Inc. name totaling $20,000 was waived. As a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company in addition the CEO stepped down from any former position she held with Labor Smart, Inc. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at September 30, 2016, Kimberly Thompson controlled the majority of shareholder votes. (See Note 3).

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter of for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on April 13, 2016 for the year ended December 31, 2015.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of September 30, 2016 and December 31, 2015, the Company did not have any cash equivalents.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Cash - Restricted

Restricted cash represents cash in a lockbox account by held by TCA Global Credit Master Fund, LP in accordance with the Senior Secured Revolving Credit Facility Agreement. The Company considered $11,953, as restricted cash at September 30, 2016. No cash was considered restricted at December 31, 2015. (See Note 8)

Accounts Receivable

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

Net (Loss) Income per Common Share

Net (loss) income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. At September 30, 2016 and December 31, 2015, the Company excluded 3,686,245 and 151,963 shares of common stock issuable upon conversion of convertible notes payable and Series B Stock, respectively, as their effect would have been anti-dilutive.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company determines if the convertible debenture should be accounted for as a liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a Company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are effective in the annual period ending December 31, 2017, including interim periods within that annual period. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company’s consolidated financial position and results of operations.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2016-10. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s consolidated financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-15 will have on the Company’s consolidated financial position and results of operations.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 3 – business acquisition

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”), related party and shareholder of the Company. Pursuant to the Agreement, the Company purchased from the Seller the operating assets of four (4) branch locations, which includes customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Four Branches”). The Seller retained all open accounts receivable related to the prior operations of the branch locations and was responsible for all operating liabilities. In consideration for the Four Branches, the Company paid the Seller total consideration with a fair value of $2,666,000, paid as follows: (i) $890,890 in cash, (ii) 600,000 shares of the Company’s common stock at a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016), (iii) a non-interest bearing promissory note due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. The Company assumed no liabilities in the business acquisition. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at an annual market interest rate of 20% per annum. (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110, and (v) direct payment to the IRS on behalf of the Seller in the amount of $160,000 (the “Purchase Price”).

On April 1, 2016, as a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at September 30, 2016, Kimberly Thompson controlled the majority of shareholder votes.

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

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Customer Relationships	$ 1,130,000
Non-complete Agreements	70,000
Goodwill	1,466,000
Purchase Price	$ 2,666,000

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Unaudited pro forma results of operations information for the three and nine months ended September 30, 2015 as if the Company and the entities described above had been combined on January 1, 2015 are as follows. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Nine months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine months Ended September 30, 2015
Net revenues	$4,391,233	$1,602,663	$4,580,628
Income (loss) from operations	$(18,364)	$(8,603)	$(114,675)
Net loss	$(2,769,407)	$(63,973)	$(237,3161)
Net loss per share	$(2.67)	$(0.09)	$(0.32)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 4 - Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had a stockholders’ deficit of $1,779,775 and a working capital deficit of $3,764,394. For the nine months ended September 30, 2016 the Company had a net loss of $2,643,936. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical net losses.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of September 30, 2016, the Company had $209,048 in cash.

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

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table summarizes the results from discontinued operations:

	Three Months Ended September 30, 2015	Nine months Ended September 30, 2015

NET REVENUES
Contract staffing services	$3,393,046	$ 10,832,933

COST OF SERVICES	2,777,902	8,855,709
GROSS PROFIT	615,144	1,977,224
SELLING, GENERAL AND ADMINISTRATIVE	572,495	1,791,524

INCOME FROM OPERATIONS	42,649	185,700
OTHER EXPENSE	(45,453)	(146,265)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,804)	39,435

(Provision) benefit for income taxes	-	-

NET INCOME (LOSS) OF EMPLOYUS, LTD.	$(2,804)	$39,435

Note 6 – Identifiable Intangible Assets

Intangible assets comprise customer relationships and non-compete agreements which are recorded at cost.

	September 30, 2016	December 31, 2015

Customer relationships	$1,130,000	$ -
Non-compete agreements	70,000	-
	1,200,000	-
Accumulated amortization	(120,000)	-
Identifiable Intangible Assets	$1,080,000	$ -

On April 1, 2016, the Company acquired and commenced amortization of identifiable intangible assets upon closing of the business acquisition for the Four Branches. During the three and nine months ended September 30, 2016 and 2015, $60,000 and $120,000, respectively, was recorded as amortization. The Company estimates amortization over the next five years to be as follows: 2016 (remaining) $60,000 and the following four years $240,000 per annum.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 7 – accounts payable – related party

At September 30, 2016 and December 31, 2015, $805,970 and $0, respectively, is due to Labor Smart Inc for trade payables related to payroll costs.

Note 8 – notes payable – related party

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the three months ended September 30, 2016 and 2015 was $11,563 and $11,563, respectively and for the nine months ended September 30, 2016 and 2015 was $34,488 and $20,388, respectively. The Company recorded late fees payable of $49,800 and $22,400 and accrued interest payable of $21,769 and $14,681, as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses – related party as of September 30, 2016 and December 31, 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the three months ended September 30, 2016 and 2015 was $9,513 and $8,012, respectively and for the nine months ended September 30, 2016 and 2015 was $28,338 and $8,638, respectively. The Company recorded late fees payable of $44,300 and $16,900 and accrued interest payable of $2,771 and $1,833, as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses – related party as of September 30, 2016 and December 31, 2015.

On April 1, 2016, in conjunction with Agreement for Purchase and Sale of Assets (Note 3), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 20% per annum. At September 30, 2016, the promissory note has been recorded net of debt discount of $192,255. Amortization of debt discount of $29,430 and $56,745 has been included in interest expense in the consolidated statements of loss for the three and nine months ended September 30, 2016, respectively. The debt discount is being amortized on the effective interest method.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 9 – convertible promissory note – related party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing on December 16, 2016. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2016, the Note includes principal of $80,000 and accrued interest of $31,091 less unamortized debt discount of $16,925. See Note 10 – Convertible Promissory Note Derivative Liability – Related Party.

Note 10 – convertible promissory notes

On March 29, 2016, with an effective date of April 5, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing of the Agreement. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 22% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. The Credit Agreement provides for certain contractual rights to TCA. TCA has influence and veto power over key decisions which effect operating, investing and financing activities of the Company including the right to approve the transfer agent, maintenance of insurance, approve the selection of management after performing background investigations, approve all capital expenditures, approve issuance of stock, approve opening new bank accounts and approve change in control of the Company.  The Credit Agreement also provides that all cash receipts from customers are required to be deposited in a lock box account. Distributions from the lock box account are made to the Company only after obligations to TCA are satisfied. TCA with absolute discretion may withhold cash in the lock box in order to protect collateral. During the period ended September 30, 2016, the Company paid $304,239 in cash for principal and $84,522 for interest and fees. At September 30, 2016, the Note includes principal of $995,763 and accrued interest of $256,846 less unamortized debt discount of $28,572. See Note 10 – Convertible Promissory Note Derivative Liability. See Note 16 – Subsequent Events.

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

At September 30, 2016, the Note includes principal of $100,000 and accrued interest of $54,881 less unamortized debt discount of $40,654. See Note 10 – Convertible Promissory Note Derivative Liability.

On September 27, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $236,325 less transaction costs of $36,325 bearing a 12% annual interest rate and maturing September 27, 2017. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the average of the three lowest trading prices of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 180 days of date of issue at 130% of the original principal amount plus interest and between 181 days and 364 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2016, the Note includes principal of $236,325 and accrued interest of $1,683 less unamortized debt discount of $234,382. See Note 10 – Convertible Promissory Note Derivative Liability.

Note 11 – Convertible Promissory Note Derivative Liability

The Convertible Promissory Notes with Labor Smart, Inc. with an issue date of December 18, 2015, TCA Global Credit Master Fund, LP with an issue date of April 5, 2016, Group 10 Holdings, LLC with an issue date of May 26, 2016 and Carebourn Capital, L.P. with and issue date of September 27, 2016 were accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liability has been measured at fair value at September 30, 2016 using the binominal lattice model.

The inputs into the binominal lattice model are as follows:

Conversion price	$0.17 - $1.07 per share
Risk free rate	0.64%
Expected volatility	177 – 219%
Dividend yield	0%
Expected life	0.01 - 0.99 years

Changes in convertible promissory note derivative liability during the nine months ended September 30, 2016 were as follows:

Opening balance at December 31, 2015	$178,959
Initial valuation of derivatives	1,052,612
Change in fair value of derivative Liability	418,031
Closing balance at September 30, 2016	$1,649,602

Changes in convertible promissory note derivative liability party during the three months ended September 30, 2016 were as follows:

Opening balance at June 30, 2016	$376,176
Initial valuation of derivatives	200,000
Change in fair value of derivative Liability	1,073,426
Closing balance at September 30, 2016	$1,649,602

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 12 – due to stockholder

Amounts due to stockholder of $28,500 is non-interest bearing, unsecured and have no specific terms of repayment.

Note 13 – Series B Preferred Stock

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

Note 14 – Stockholders’ Deficit

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

The Staffing Group, Ltd. and Subsidiary

NOTES TO CONDENSED consolidated FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Non-controlling interest

During the nine months ended September 30, 2016, the subsidiary of the Company, Staff Fund I, LLC, issued membership interests for cash proceeds of $14,000.

Opening balance at December 31, 2015	$0
Issue of membership interest	14,000
Net loss attributed to non-controlling interest	(1,278)
Closing balance at September 30, 2016	$12,722

Opening balance at June 30, 2016	$12,440
Net income (loss) attributed to non-controlling interest	282
Closing balance at September 30, 2016	$12,722

Note 15 - Contingencies and Commitments

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

Leases

The Company leases space for five of its branch offices and for its corporate headquarters, located in Kennesaw, Georgia. For the three and nine months ended September 30, 2016 rent expense was $19,316 and $50,744, respectively.

As of September 30, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2016 (remaining)	$26,062
2017	87,514
2018	48,133
2019	16,511
Total	$178,220

Note 16 - Subsequent Events

In a letter dated December 13, 2016, the Company received from TCA Global Credit Master Fund, LP, a Notice of Default (“Notice”), concerning the Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with an effective date of April 5, 2016, for not filing a timely Form 10-Q for the quarter ended September 30, 2016 with the Securities Exchange Commission.  The Company has ten (10) days from the date of the letter to remedy and cure this default or the default will constitute an “Event of Default” under the Credit Agreement. The Company believes this default is fully remedied and cured with the filing of this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the three and nine months ended September 30, 2016 and 2015, should be read in conjunction with the Selected Condensed Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”), related party and shareholder of the Company. Pursuant to the Agreement, the Company purchased from the Seller the operating assets of four (4) branch locations, which includes customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Four Branches”). The Seller retained all open accounts receivable related to the prior operations of the branch locations and was responsible for all operating liabilities. In consideration for the Four Branches, the Company paid the Seller total consideration with a fair value of $2,666,000, paid as follows: (i) $890,890 in cash, (ii) 600,000 shares of the Company’s common stock at a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016), (iii) a non-interest bearing promissory note due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. The Company assumed no liabilities in the business acquisition. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at an annual market interest rate of 20% per annum. (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110, and (v) direct payment to the IRS on behalf of the Seller in the amount of $160,000 (the “Purchase Price”).

As a requirement for the purchase of the Four Branches, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company.

On September 30, 2016, the Company operated five (5) staffing locations in Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee Raleigh, North Carolina and Montgomery, Alabama. These staffing locations operate under a licensing agreement with Labor Smart, Inc., a related party. Our Montgomery, Alabama staffing location is operated through our subsidiary, Staff Fund I, LLC. During the nine months ended September 30, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At September 30, 2016, 7% of Staff Fund I, LLC membership interest are held by non-controlling interests.

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

Use of Non-GAAP Financial Information

In addition to the United States Generally Accepted Accounting Principles (“GAAP”) results, this quarterly report on Form 10-Q also includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission.  The Company defines EBITDA as loss from continuing operations, plus interest expense net of interest income, provision for income taxes, depreciation and amortization.  The Company defines Adjusted EBITDA as these items plus change in fair value of derivative liabilities, pretax.  EBITDA and Adjusted EBITDA are measures used by management to evaluate ongoing operations and as a general indicator of its operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges). Management believes these measurements are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies. Because not all companies use identical calculations, the Company’s presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA and Adjusted EBITDA are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income (loss) as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as they do not reflect certain cash requirements, such as interest payments, tax payments and debt service requirements.

Pursuant to the requirements of Regulation G, a reconciliation of EBITDA and Adjusted EBITDA to GAAP, loss from continuing operations has been provided in the table below.

RECONCILIATION OF GAAP, LOSS FROM CONTINUING OPERATIONS TO EBITDA AND ADJUSTED EBITDA

(UNAUDITED)

	Three months Ended September 30, 2016	Nine months Ended September 30, 2016
GAAP, loss from continuing operations	$(1,858,146)	$(2,643,936)
Add:
Provision for income taxes	—	—
Interest expense	985,637	2,321,523
Amortization of intangible assets	60,000	120,000
EBITDA	(812,509)	(202,413)
Change in fair value of derivative liabilities	1,073,425	418,031
Adjusted EBITDA	$260,916	$215,618

Three months ended September 30, 2016 compared to 2015 (Predecessor)

The following table presents a summary of continuing operations for the three months ended September 30, 2016 with comparative operations from the Four Branches (Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee and Raleigh, North Carolina) acquired on April 1, 2016 from the carved-out financial statements of Labor Smart, Inc. for the three months ended September 30, 2015 (the “Predecessor”).

	For the Three Months
	Ended September 30,
	2016	2015
Net Revenues		(Predecessor)
Contract staffing services	$1,433,073	$1,602,663

Cost of Services	896,448	1,217,618

Gross Margin	536,625	385,045

Selling, General and Administrative
Amortization of intangible assets	60,000	—
Payroll and related expenses	145,941	130,333
General and administrative expenses	129,768	253,924
Total Selling, General and Administrative	335,709	384,257

Income from Operations	200,916	788

Other (Expenses) Income
Interest expense	(985,637)	(31,205)
Change in fair value of derivative liabilities	(1,073,426)	—
	(2,059,062)	(31,205)

Net (loss)	(1,858,146)	(30,417)
Net (loss) income attributed to non-controlling interest	282	—

Net (loss) income attributed to The Staffing Group Ltd.	$(1,858,428)	$(30,417)

Net Revenues:

Contract staffing services were $1,433,073 for the three months ended September 30, 2016, a decrease of $169,590 or 10.6% from $1,602,663 (Predecessor) for the three months ended September 30, 2015. The decrease in revenue is primarily due to the Company’s decision of not accepting new contracts from third party vendors which generally had gross margins of 8% or less.

Cost of Services:

Cost of staffing services were $896,448 for the three months ended September 30, 2016, a decrease of $321,170 or 26.4% from $1,217,618 (Predecessor) for the three months ended September 30, 2015. The decrease is caused by the Company’s decision of not accepting contacts from third party vendors which generally have gross margins of 8% or less.

Gross Profit:

Gross profit was $536,625 for the three months ended September 30, 2016, which is approximately 37.4% of contract staffing services revenue, from $385,045 (Predecessor) for the three months ended September 30, 2015, which is approximately 24.0% of contract staffing services revenue. The increase in the gross margin is due to a policy of not bidding on contracts with the expected gross margin of less than 30%.

Selling, General and Administrative Expenses:

Amortization of intangible assets of $60,000 relates to identifiable intangible assets of $1,200,000 acquired on April 1, 2016 which are being amortized on a straight-line over 5 years.

Payroll and related expenses were $145,941 for the three months ended September 30, 2016, an increase of $15,608 or 12.0% from $130,333 (Predecessor) for the three months ended September 30, 2015. The increase in payroll expenses is primarily due to the Company operating five branches, whereas, the Predecessor was operating four branches in the comparable period.

Selling, general and administrative expenses were $129,768 for the three months ended September 30, 2016, an decrease of $124,156 or approximately 48.9%, from $253,924 (Predecessor) for the three months ended September 30, 2015. The decrease in primarily due to decreased costs from implementing a virtual office, automated procedures and a culture of frugality. As a result, there has been a significant decrease in overhead expenses such as office leases.

Income from Operations:

Income (loss) from operations was $200,916 for the three months ended September 30, 2016, an increase of $200,128 or approximately 25,397%, from $788 (Predecessor) for the three months ended September 30, 2015.

Other Expenses:

Other (expenses) income were $(2,059,062) for the three months ended September 30, 2016, an increase of $2,027,857 or approximately 6,499%, from $(31,205) (Predecessor) for the three months ended September 30, 2015.

The increase in other (expenses) income is primarily due to:

i)	The Company incurred interest expense of $985,637 during the three months ended September 30, 2016 for amortization of debt discount and interest due on notes payable and convertible promissory notes payable. On April 1, 2016, the Company issued thirty (30) shares of the Company’s Series B Stock to TCA an advisory fee with a fair value of $750,000. The Series B Stock was issued in conjunction with the convertible note payable issued to TCA and was recorded as debt discount.
ii)	Other expenses include an increase in the fair value of the derivative liabilities of $1,073,425 for the three months ended September 30, 2016.

In the comparative period for the three months ended September 30, 2016, the Predecessor incurred carved-out interest expense of $31,205 for costs incurred for factoring accounts receivable. The Predecessor did not incurred comparable expenses for amortization of debt discount and interest due on notes payable and convertible promissory notes payable and change in the fair value of directive liabilities.

Nine months ended September 30, 2016 compared to Nine months ended September 30, 2015 (Predecessor)

The following table presents a summary of continuing operations for the nine months ended September 30, 2016 with comparative operations from the Four Branches (Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee and Raleigh, North Carolina) acquired on April 1, 2016 from the carved-out financial statements Labor Smart, Inc for the nine months ended September 30, 2015 (the “Predecessor”).

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net Revenues		(Predecessor)
Contract staffing services	$3,051,564	$4,580,628

Cost of Services	2,009,958	3,448,617

Gross Margin	1,041,606	1,132,011

Selling, General and Administrative
Amortization of intangible assets	120,000	—
Payroll and related expenses	288,258	331,863
General and administrative expenses	537,730	748,602
Total Selling, General and Administrative	945,988	1,080,465

Income (loss) from Operations	95,618	51,546

Other (Expenses) Income
Interest expense	(2,321,523)	(93,616)
Change in fair value of derivative liabilities	(418,031)	—
	(2,739,554)	(93,616)

Net (loss)	(2,643,936)	(42,070)
Net (loss) income attributed to non-controlling interest	(1,278)	—

Net (loss) income attributed to The Staffing Group Ltd.	$(2,642,658)	$(42,070)

Net Revenues:

Contract staffing services were $3,051,564 for the nine months ended September 30, 2016, a decrease of $1,529,064 or 33.4% from $4,580,628 (Predecessor) for the nine months ended September 30, 2015. The decrease in revenue is primarily due the Company’s decision of not accepting new contracts from third party vendors which generally had gross margins of 8% or less.

Cost of Services:

Cost of staffing services were $2,009,958 for the nine months ended September 30, 2016, a decrease of $1,438,659 or 41.7% from $3,448,617 (Predecessor) for the nine months ended September 30, 2015. The decrease is caused by the Company’s decision of not accepting contacts from third party vendors which generally have gross margins of 8% or less.

Gross Profit:

Gross profit was $1,041,606 for the nine months ended September 30, 2016, which is approximately 34.1% of contract staffing services revenue, from $1,132,011 (Predecessor) for the nine months ended September 30, 2015, which is approximately 24.7% of contract staffing services revenue. The increase in the gross margin is due to a policy of not bidding on contracts with the expected gross margin of less than 30%.

Selling, General and Administrative Expenses:

Amortization of intangible assets of $120,000 relates to identifiable intangible assets of $1,200,000 acquired on April 1, 2016 which are being amortized on a straight-line over 5 years.

Payroll and related expenses were $288,258 for the nine months ended September 30, 2016, a decrease of $43,605 (Predecessor) or 13.1% from $331,863 for the nine months ended September 30, 2015. If the current period would have had nine months of operations from the Four Branches, payroll and related expenses would have been comparable.

Selling, general and administrative expenses were $537,730 for the nine months ended September 30, 2016, a decrease of $210,872 or approximately 28.2%, from $748,602 (Predecessor) for the nine months ended September 30, 2015. The decrease in primarily due to decrease costs from implementing virtual office, automated procedures and a cultural of frugality. As a result, there has been a significant decrease in overhead expenses such as office leases.

Income from Operations:

Loss from operations was $95,618 for the nine months ended September 30, 2016, an increase of $44,072 or approximately 85.5%, from income from operations of $51,546 (Predecessor) for the nine months ended September 30, 2015.

Other Expenses:

Other (expenses) income were $(2,739,554) for the nine months ended September 30, 2016, an increase of $2,645,938 or approximately 2,826%, from $(93,616) (Predecessor) for the nine months ended September 30, 2015.

The increase in other (expenses) income is primarily due to:

i)	The Company incurred interest expense of $2,321,523 during the nine months ended September 30, 2016 for amortization of debt discount and interest due on notes payable and convertible promissory notes payable. On April 1, 2016, the Company issued thirty (30) shares of the Company’s Series B Stock to TCA an advisory fee with a fair value of $750,000. The Series B Stock was issued in conjunction with the convertible note payable issued to TCA and was recorded as debt discount.
ii)	Other expenses include an increase in the fair value of the derivative liabilities of $418,031 for the nine months ended September 30, 2016.

In the comparative period for the nine months ended September 30, 2016, the Predecessor incurred carved-out interest expense of $93,616 for costs incurred for factoring accounts receivable. The Predecessor did not incurred comparable expenses for amortization of debt discount and interest due on notes payable and convertible promissory notes payable and change in the fair value of directive liabilities.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $209,048.

Net cash provided by operating activities was $114,441 for the nine months ended September 30, 2016 as compared to net cash used by operating activities of $6,238 for the nine months ended March 31, 2015. The net cash used by operating activities was primarily due to our net loss of $2,643,936 and increase of accounts receivable of $1,060,328 which was offset by amortization of debt discount of $2,164,678, change in fair value of derivative liabilities of $418,031 and increase of accounts payable and accrued liabilities of $872,800.

Net cash used by investing activities was $1,081,364 for the purchase of equipment of $1,364 and business acquisition of the Four Branches of $1,080,000 for the nine months ended September 30, 2016 as compared to $205,635 from discontinued operations for the nine months ended March 31, 2015.

Net cash provided by financing activities amounted to $1,175,971 for the nine months ended September 30, 2016, compared to net cash used by financing activities of $199,397 from discontinued operations for the nine months ended September 30, 2015. Cash flows provided from financing activities includes proceeds from the issuance of convertible notes of $1,430,710, a $28,500 advance from Labor Smart, Inc., a shareholder of the Company, and $14,000 received from member’s subscription in Staff Fund I, LLC which was offset by repayment of convertible notes of $304,239.

Note Payable – Related Party

On April 1, 2016, in conjunction with Agreement for Purchase and Sale of Assets (Note 3), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 20% per annum. At September 30, 2016, the promissory note has been recorded net of debt discount of $192,255. Amortization of debt discount of $29,430 and $56,745 has been included in interest expense in the consolidated statements of loss for the three and nine months ended September 30, 2016, respectively. The debt discount is being amortized on the effective interest method.

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

Convertible Notes Payable

On March 29, 2016, with an effective date of April 5, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing of the Agreement. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 22% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. The Credit Agreement provides for certain contractual rights to TCA. TCA has influence and veto power over key decisions which effect operating, investing and financing activities of the Company including the right to approve the transfer agent, maintenance of insurance, approve the selection of management after performing background investigations, approve all capital expenditures, approve issuance of stock, approve opening new bank accounts and approve change in control of the Company.  The Credit Agreement also provides that all cash receipts from customers are required to be deposited in a lock box account. Distributions from the lock box account are made to the Company only after obligations to TCA are satisfied. TCA with absolute discretion may withhold cash in the lock box in order to protect collateral. During the period ended September 30, 2016, the Company paid $304,237 in cash for principal and $104,689 for interest and fees. At September 30, 2016, the Note includes principal of $995,763 and accrued interest of $256,846 less unamortized debt discount of $28,572.

In a letter dated December 13, 2016, the Company received from TCA Global Credit Master Fund, LP, a Notice of Default (“Notice”), concerning the Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with an effective date of April 5, 2016, for not filing a timely Form 10-Q for the quarter ended September 30, 2016 with the Securities Exchange Commission.  The Company has ten (10) days from the date of the letter to remedy and cure this default or the default will constitute an “Event of Default” under the Credit Agreement. The Company believes this default is fully remedied and cured with the filing of this Form 10-Q.

On May 26, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $100,000 bearing a 10% annual interest rate and maturing December 26, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may prepay the Note at any time while outstanding for no prepayment penalty. At September 30, 2016, the Note includes principal of $100,000 and accrued interest of $54,881 less unamortized debt discount of $40,654.

On September 27, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $236,325 less transaction costs of $36,325 bearing a 12% annual interest rate and maturing September 27, 2017. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the average of the three lowest trading prices of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 180 days of date of issue at 130% of the original principal amount plus interest and between 181 days and 364 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2016, the Note includes principal of $236,325 and accrued interest of $1,683 less unamortized debt discount of $234,382.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had a stockholders’ deficit of $1,779,775 and a working capital deficit of $3,764,394. For the nine months ended September 30, 2016, the Company had a net loss of $2,643,936. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical costs.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of September 30, 2016, the Company had $209,048 in cash.

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

Our goal in 2016 was to complete a platform acquisition for a number of branch offices with Labor Smart, Inc., our controlling shareholder. Thereafter, we plan to continue to grow by way of acquisition of additional branch offices. We will also seek to fully grow and develop new branch locations under the licensing agreement with Labor Smart, Inc. We currently operate one branch location under the license agreement.

Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition.

In order to successfully complete our growth plan as outlined in the 2016 outlook, we anticipate using cash from operations to continue to fund our business operations and as the Company implements its planned expansion throughout the Southeast U.S. As we will open additional branches under the licensing agreement we expect to incorporate a new company each time we open a new branch. The startup capital for each branch is expected to be raised by crowdfunding with new investor ownership limited to 49% of each branch.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

The condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Staffing Group, Ltd. for the periods presented. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of operating results expected for future periods.

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

With respect to the quarterly period ended September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2016 due to our limited internal resources and lack of ability to have multiple levels of transaction review. In connection with this evaluation, management identified the following control deficiencies that represent material weaknesses as of September 30, 2016:

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In a letter dated December 13, 2016, the Company received from TCA Global Credit Master Fund, LP, a Notice of Default (“Notice”), concerning the Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with an effective date of April 5, 2016, for not filing a timely Form 10-Q for the quarter ended September 30, 2016 with the Securities Exchange Commission.  The Company has ten (10) days from the date of the letter to remedy and cure this default or the default will constitute an “Event of Default” under the Credit Agreement. The Company believes this default is fully remedied and cured with the filing of this Form 10-Q.

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

The Staffing Group Ltd.

Dated: December 19, 2016	By: /s/ Kimberly Thompson
Kimberly Thompson
Duly Authorized Officer, Interim Chief Executive Officer and Sole Director
(Principal Executive Officer and Principal Financial and Accounting Officer)