Form 10-K
period 2016-12-31
Staffing Group, Ltd.
filed 2017-06-20
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of June 30, 2016 was $1,325,558.

As of June 1, 2017, the registrant had 1,689,706 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

Our Company and Corporate History

We were originally incorporated under the laws of the State of Nevada on June 11, 2012 under the name Aviana, Corp.  Our original business was a Poland based corporation that operated a consulting business in EMF (electromagnetic fields), Microwave, Electrical and Ionizing detection, shielding and protection in Poland. We were unsuccessful in operating our business and on August 27, 2013 we entered into a binding letter of intent with EmployUS, Ltd. (“EmployUS”). It was in connection with that letter of intent that our prior officer and director, Liudmila Yuziuk, resigned and we appointed Mr. Brian McLoone as our sole officer and director. In addition, we changed our name to The Staffing Group Ltd. to better represent our new business operations.

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

On December 28, 2015, the Company incorporated a 100% owned subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company. This subsidiary currently operates one staffing location in Montgomery, Alabama. Staff Fund I, LLC has reserved 49% of its outstanding membership units for sale to new investors.

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

In January 2016, the Company commenced operations of one (1) staffing location Montgomery, Alabama through the subsidiary, Staff Fund I, LLC. This subsidiary recruits, hires, employs and manages skilled and unskilled workers that it places with its client companies.

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc. for consideration with a fair value of $2,666,000. The one-time fee of $5,000 for the (4) newly opened branches which were opened under the Labor Smart, Inc. name totaling $20,000 was waived. As a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer (“CEO”) of the Company in addition the CEO stepped down from any former position she held with Labor Smart, Inc. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at December 31, 2016, Kimberly Thompson controlled the majority of shareholder votes.

On September 12, 2016, the Company cancelled the Licensing Agreement with Labor Smart, Inc and, as such, no longer operates under the Labor Smart trademarked name. The Company currently operates under its legal name, The Staffing Group Ltd.

Subsidiaries

On December 28, 2015, the Company incorporated a 100% owned subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company. This subsidiary currently operates one staffing location in Montgomery, Alabama. Staff Fund I, LLC has reserved 49% of its outstanding membership units for sale to new investors.

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

The Company currently operates five (5) staffing locations in Charlotte and Raleigh, North Carolina, Indianapolis, Indiana, Nashville, Tennessee, Montgomery, Alabama. Our Montgomery location is operated through our subsidiary, Staff Fund I, LLC. Staff Fund I, LLC recruits, hires, employs and manages skilled and unskilled workers that we place with our client companies.

Services offered include:

•	Payroll related taxes
•	Workers’ compensation coverage
•	General liability insurance
•	Professional risk management team
•	24/7 availability of office staff
•	Safety equipment & training programs
•	Drug & alcohol screenings
•	Background checks/MVR reports
•	Temporary to permanent workers

Since December 31, 2015, to grow our business, we have employed a professional selling branch manager and administrative support staff at the Montgomery branch. The Company plans an aggressive expansion throughout the Southeast U.S. whereby we will open additional branches. We expect to incorporate a new company each time we open a new branch. The startup capital for each branch is expected to be raised by crowdfunding with new investor ownership limited to 49% of each branch.

Our Industry

We are primarily focused in the on-demand blue collar staffing industry. The primary placements we make are to companies in the construction industry, light industrial, refuse industry, retail, and hospitality businesses.

In addition, the Company is actively sourcing acquisition targets in the staffing industry. While our current focus is blue collar staffing, we are seeking acquisition opportunities in every staffing vertical segment with planned targets in IT Staffing, home healthcare, professional firms and disaster response.

Products and Services

We are a service provider that is in the business of providing temporary staffing solutions. We provide general laborers to construction, light industrial, refuse, retail, and hospitality businesses and recruit, hire, train and manage skilled workers so our clients doesn’t have to. By eliminating the administrative requirements of finding and employing skilled and unskilled workers our clients have the ability to focus on the important task of managing and growing their business and not worry about staffing their projects. We currently operate five branch locations.

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

Regulatory Matters/Compliance

We are not aware of any need for any government approval of our principal services. We do not anticipate any governmental regulations on our business. However, we do provide workers compensation insurance for all our employees and we must ensure we are adhering to all OSHA requirements.  We are responsible for all federal, state and local taxes for our employees.  When working in a port all employees must have a T.W.I.C. identification card which ensures they are authorized to work in heightened security atmosphere.  Employees that work on federally funded projects have their wages determined and validated by the federal government based on The Davis Bacon Act.  Like all large employers the Company, its current and future subsidiaries will also have to adhere to the Affordable Care Act.

Intellectual Property

We do not have any intellectual property or proprietary rights to any of our services. On September 12, 2016, the Company cancelled the Licensing Agreement with Labor Smart, Inc and, as such, no longer operates under the Labor Smart trademarked name. The Company currently operates under its legal name, The Staffing Group Ltd.

Research and Development

We are a provider of staffing services for blue-collar jobs. We do not spend any resources on research and development. As our business grows, we expect to develop and train our staff to better understand our clients and to ensure that we are meeting the needs of our clients.

Employees

As of May 19, 2017, we have one (1) full time executive and (13) full-time branch level employees, including those of our subsidiary, Staff Fund I, LLC.  None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Additionally, we do employ a number of part-time employees that are staffed with our clients. These employees are hired on a part-time and as-needed basis.

Corporation Information

Our principal executive offices are located at 125 Townpark Drive, Suite 300, Kennesaw GA 30144. Our telephone number is 678-881-0834. Our website is www.staffinggroupltd.com.

Item 1A.  Risk Factors.

This information is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

The Company’s corporate headquarters are located in Kennesaw, Georgia. The Company currently leases space located at 125 Townpark Drive, Suite 300, Kennesaw, GA 30144. The lease is for a term of 12 months beginning on January 1, 2016 and was renewed for a further 12 months beginning January 1, 2017. Our lease payments are $169 and $176 per month in 2016 and 2017, respectively. The Company believes that the current location is sufficient for the Company’s needs at this time.

The Company currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

We also have five (5) other offices. A brief summary of locations, term of lease and monthly rent is as follows:

Lease Location	Term of Lease	Base Monthly Rent
Montgomery, Alabama	1/1/2014 to 7/31/2017	$1,305
Kennesaw, Georgia	1/1/2017 to 12/31/2017	$176
Raleigh, North Carolina	10/1/2016 to 9/30/2017	$2,895
Indianapolis, Indiana	7/1/2013 to 6/30/2018	$902
Charlotte, North Carolina	5/1/2016 to 4/30/2019	$1,417
Nashville, Tennessee	6/1/2016 to 5/31/2019	$2,000

The offices are used as a place to recruit local staff to service our clients. We also have sales staff at each location to meet with prospective clients.

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

	High	Low
Fiscal Year 2015
First quarter ended March 31, 2015	$2.25	$0.40
Second quarter ended June 30, 2015	$3.38	$0.76
Third quarter ended September 30, 2015	$3.95	$1.20
Fourth quarter ended December 31, 2015	$2.50	$1.13

Fiscal Year 2016
First quarter ended March 31, 2016	$2.50	$1.44
Second quarter ended June 30, 2016	$3.39	$1.05
Third quarter ended September 30, 2016	$1.95	$0.30
Fourth quarter ended December 31, 2016	$1.12	$0.18

Approximate Number of Equity Security Holders

As of June 1, 2017, there were 52 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent the Company from declaring dividends.  The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay the debts as they become due in the usual course of business; or

2.	The Company’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and the Company does not plan to declare any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Common Stock

On April 1, 2016, the Company issued 600,000 shares of common stock with a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016 in conjunction with the Agreement for Purchase and Sale of Assets (Note 3).

On April 1, 2016, as a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company.

On April 25, 2016, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company to Kimberly Thompson, the Chief Executive Officer of the Company, for compensation valued at $109,200 ($1.82 per share) which was expensed immediately and is included in selling, general and administrative expense in the consolidated statement of operations.

On July 11, 2016, the Company issued 7,000 shares of common stock for $7,000 in cash ($1.00 per share).

On December 19, 2016, Group 10 Holdings LLC, the holder of a Convertible Promissory Note (see Note 10) converted 63,300 shares of common stock of the Company with a fair value of $12,660 to settle $5,570 of principal and interest.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of The Staffing Group Ltd. for the years ended December 31, 2016 and 2015, should be read in conjunction with the Selected Consolidated Financial Statements, of The Staffing Group Ltd.’s, financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were originally incorporated under the laws of the State of Nevada on June 11, 2012 under the name Aviana, Corp.  Our original business was a Poland based corporation that operated a consulting business in EMF (electromagnetic fields), Microwave, Electrical and Ionizing detection, shielding and protection in Poland. We were unsuccessful in operating our business and on August 27, 2013 we entered into a binding letter of intent with EmployUS, Ltd. (“EmployUS”). It was in connection with that letter of intent that our prior officer and director, Liudmila Yuziuk, resigned and we appointed Mr. Brian McLoone as our sole officer and director. In addition, we changed our name to The Staffing Group Ltd. to better represent our new business operations.

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

On December 28, 2015, the Company incorporated a 100% owned subsidiary, Staff Fund I, LLC, a Nevada Limited Liability Company. This subsidiary currently operates one staffing location in Montgomery, Alabama. Staff Fund I, LLC has reserved 49% of its outstanding membership units for sale to new investors.

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

In January 2016, the Company commenced operations of one (1) staffing location Montgomery, Alabama through the subsidiary, Staff Fund I, LLC. This subsidiary recruits, hires, employs and manages skilled and unskilled workers that it places with its client companies.

On March 8, 2016, the Company approved and effected a 1-for 50 reverse stock split of issued and outstanding common shares. All share information has been revised to reflect the reverse stock split from the Company’s inception.

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc. for consideration with a fair value of $2,666,000. The one-time fee of $5,000 for the (4) newly opened branches which were opened under the Labor Smart, Inc. name totaling $20,000 was waived. As a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company in addition the CEO stepped down from any former position she held with Labor Smart, Inc. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at December 31, 2016, Kimberly Thompson controlled the majority of shareholder votes. These consolidated financial statements report the financial position, operations and cash flows of the acquired business (the “Predecessor”). SEC Regulations require the Predecessor to be reported when the acquired business succeeds substantially all of the business and the Company’s own operations before the succession appear insignificant to the operations acquired.

On September 12, 2016, the Company cancelled the Licensing Agreement with Labor Smart, Inc and, as such, no longer operates under the Labor Smart trademarked name. The Company currently operates under its legal name, The Staffing Group Ltd.

On December 31, 2016, the Company operated five (5) staffing locations in Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee Raleigh, North Carolina and Montgomery, Alabama. Our Montgomery, Alabama staffing location is operated through our subsidiary, Staff Fund I, LLC. During the year ended December 31, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At December 31, 2016, 7% of Staff Fund I, LLC membership interest are held by non-controlling interests.

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

Use of Non-GAAP Financial Information

In addition to results in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), this annual report on Form 10-K also includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission.  The Company defines EBITDA as loss from continuing operations, plus interest expense net of interest income, provision for income taxes, depreciation and amortization.  The Company defines Adjusted EBITDA as these items plus change in fair value of derivative liabilities, pretax.  EBITDA and Adjusted EBITDA are measures used by management to evaluate ongoing operations and as a general indicator of its operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges). Management believes these measurements are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies. Because not all companies use identical calculations, the Company’s presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA and Adjusted EBITDA are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income (loss) as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as they do not reflect certain cash requirements, such as interest payments, tax payments and debt service requirements.

Pursuant to the requirements of Regulation G, a reconciliation of EBITDA and Adjusted EBITDA to GAAP, loss from continuing operations has been provided in the table below.

RECONCILIATION OF GAAP, LOSS FROM CONTINUING OPERATIONS TO EBITDA AND ADJUSTED EBITDA

	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Three Months Ended March 31, 2016 (Predecessor)	Year Ended December 31, 2015 (Predecessor)
GAAP, loss from continuing operations	$(3,853,796)	$(479,738)	$(125,471)	$(74,216)
Add:
Provision for income taxes	—	—	—	—
Interest expense	2,581,198	4,265	11,489	124,821
Amortization of intangible assets	180,000	—	—	—
Impairment of intangible assets	1,374,000	—	—	—
EBITDA	281,402	(475,473)	(113,982)	50,605
Change in fair value of derivative liabilities	(132,195)	—	—	—
Adjusted EBITDA	$149,207	$(475,473)	$(113,982)	$50,605

Year Ended December 31, 2016 compared to 2015

The following table presents a summary of continuing operations for the year ended December 31, 2016 with comparative operations from the Four Branches (Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee and Raleigh, North Carolina) acquired on April 1, 2016 from the carved-out financial statements Labor Smart, Inc for the year ended December 31, 2015 (the “Predecessor”).

	2016	2015
Net Revenues		(Predecessor)
Contract staffing services	$4,277,777	$5,962,254

Cost of Services	2,907,847	4,468,986

Gross Margin	1,369,930	1,493,268

Selling, General and Administrative
Amortization of intangible assets	180,000	—
Impairment of intangible assets	1,374,000	—
Payroll and related expenses	441,837	429,392
General and administrative expenses	778,886	1,013,271
Total Selling, General and Administrative	2,774,723	1,442,663

(Loss) Income (Loss) from Operations	(1,404,793)	50,605

Other (Expenses) Income
Interest expense	(2,581,198)	(124,821)
Change in fair value of derivative liabilities	132,195	—
	(2,449,003)	(124,821)

Net (loss)	(3,853,796)	(74,216)
Net loss attributed to non-controlling interest	(1,989)	—

Net loss attributed to The Staffing Group Ltd.	$(3,851,807)	$(74,216)

Net Revenues:

Contract staffing services were $4,277,777 for the year ended December 31, 2016, a decrease of $1,684,477 or 28.3% from $5,962,254 (Predecessor) for the year ended December 31, 2015. The decrease in revenue is primarily due the Company’s decision of not accepting new contracts from third party vendors. Many of the contracts with third party vendors have gross margins less than 8%. The Company currently will only bid on contracts with expected gross greater than 30%.

Cost of Services:

Cost of staffing services were $2,907,847 for the year ended December 31, 2016, a decrease of $1,561,139 or 34.9% from $4,468,986 (Predecessor) for the year ended December 31, 2015. The decrease in cost of services is due to the decrease in net revenues and increase in gross profit percentage. Fluctuations in cost of sales items are based on the number of contracts on going at a given point in time.

Gross Profit:

Gross profit was $1,369,930 for the year ended December 31, 2016, which is approximately 32.0% of contract staffing services revenue, from $1,493,268 (Predecessor) for the year ended December 31, 2015, which is approximately 25.1% of contract staffing services revenue. The increase in gross profit is due to the Company seeking out contracts with higher gross profit percentage.

Selling, General and Administrative Expenses:

Amortization of intangible assets of $180,000 relates to identifiable intangible assets of $1,200,000 acquired on April 1, 2016 which are being amortized on a straight-line over 5 years.

An identifiable intangible asset and goodwill impairment charge totaling $1,374,000 was recorded as of December 31, 2016. The impairment was due to the loss of significantly all of the customers at the Nashville, TN and Raleigh, NC branches acquired on April 1, 2016. The loss of the customers was caused by administrative issues on sale. The remaining goodwill, non-compete agreements and customer relationships reported on the consolidated balance sheet at December 31, 2016 related to the Charlotte, NC and Indianapolis, IN locations.

Payroll and related expenses were $441,837 for the year ended December 31, 2016, an increase of $12,445 or 2.9% from $429,392 (Predecessor) for the year ended December 31, 2015. The increase in primarily due to stock-based compensation valued at $109,200 paid during the year ended December 31, 2016. On April 25, 2016, 60,000 shares of common stock were issued to Kimberly Thompson, our CEO. The Predecessor did not issued stock-based compensation for the comparable period Selling, general and administrative expense comprise legal, audit, accounting, transfer agent, printing and other costs related to SEC filings and matters relating to being a public company.

Selling, general and administrative expenses were $778,886 for the year ended December 31, 2016, a decrease of $234,385 or approximately 23.1%, from $1,013,271 (Predecessor) for the year ended December 31, 2015.

Income from Operations:

Loss from operations was $1,404,793 for the year ended December 31, 2016, a decrease of $1,354,188 or approximately 2,676%, from income from operations of $50,605 (Predecessor) for the year ended December 31, 2015.

Other Expenses:

Other expenses were $2,449,003 for the year ended December 31, 2016, an increase of $2,573,824 or approximately 2,062%, from $(124,821) (Predecessor) for the year ended December 31, 2015.

The increase in other (expenses) income is primarily due to:

i)	The Company incurred interest expense of $2,581,198 during the year ended December 31, 2016 for amortization of debt discount and interest due on notes payable and convertible promissory notes payable. On April 1, 2016, the Company issued thirty (30) shares of the Company’s Series B Stock to TCA as an advisory fee with a fair value of $750,000. The Series B Stock was issued in conjunction with the convertible note payable issued to TCA and was recorded as debt discount.
ii)
iii)	Other expenses include a decrease in the fair value of the derivative liabilities of $132,195 for the year ended December 31, 2016.

In the comparative period for the year ended December 31, 2015, the Predecessor incurred carved-out interest expense of $124,821 for costs incurred for factoring accounts receivable. The Predecessor did not incur comparable expenses for amortization of debt discount and interest due on notes payable and convertible promissory notes payable and change in the fair value of directive liabilities.

Liquidity and Capital Resources

As of December 31, 2016, we had a minimal cash balance.

Net cash provided by operating activities was $156,607 for the year ended December 31, 2016 as compared to net cash provided by operating activities of $515,571 (Predecessor) for the year ended December 31, 2015. The net cash used by operating activities was primarily due to our net loss of $3,853,796 and increase of accounts receivable of $881,775 which was offset by amortization of debt discount of $2,366,870, impairment of intangible assets of $1,374,000 and increase of accounts payable and accrued liabilities of $952,158.

Net cash used by investing activities was $1,081,364 for the purchase of equipment of $1,364 and business acquisition of the Four Branches of $1,080,000 for the year ended December 31, 2016 as compared to $0 (Predecessor) for the year ended December 31, 2015.

Net cash provided by financing activities amounted to $924,757 for the year ended December 31, 2016, compared to net cash used by financing activities of $515,571 (Predecessor) for the year ended December 31, 2015. Cash flows provided from financing activities includes proceeds from the issuance of convertible notes of $1,430,710, a $28,500 advance from Labor Smart, Inc., a shareholder of the Company, and $14,000 received from member’s subscription in Staff Fund I, LLC which was offset by repayment of convertible notes of $678,609.

Note Payable – Related Party

On April 1, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 4), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 20% per annum. At December 31, 2016, the promissory note has been recorded net of debt discount of $163,801. Amortization of debt discount of $85,199 has been included in interest expense in the consolidated statements of loss for the year ended December 31, 2016, respectively. The debt discount is being amortized on the effective interest method.

Convertible Note Payable – Related Party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing on December 16, 2016. As December 31, 2016, the Note is past due. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2016, the Note includes principal of $80,000 and accrued interest of $39,432. See Note 11 – Convertible Promissory Note Derivative Liability – Related Party.

Convertible Notes Payable

On March 29, 2016, with an effective date of April 5, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing of the Agreement. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 22% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. The Credit Agreement provides for certain contractual rights to TCA. TCA has influence and veto power over key decisions which effect operating, investing and financing activities of the Company including the right to approve the transfer agent, maintenance of insurance, approve the selection of management after performing background investigations, approve all capital expenditures, approve issuance of stock, approve opening new bank accounts and approve change in control of the Company.  The Credit Agreement also provides that all cash receipts from customers are required to be deposited in a lock box account. Distributions from the lock box account are made to the Company only after obligations to TCA are satisfied. TCA with absolute discretion may withhold cash in the lock box in order to protect collateral. During the year ended December 31, 2016, the Company paid $620,511 in cash for principal and $129,942 for interest and fees. At December 31, 2016, the Note includes principal of $679,489 and accrued interest of $203,025 and the Note is past due. See Note 11 – Convertible Promissory Note Derivative Liability.

On May 26, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $100,000 bearing a 10% annual interest rate and maturing December 26, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may prepay the Note at any time while outstanding for no prepayment penalty. During the year ended December 31, 2016, the Company issued 63,300 shares of common stock for principal and interest of $5,570. At December 31, 2016, the Note includes principal of $94,430 and accrued interest of $87,881. See Note 11 – Convertible Promissory Note Derivative Liability.

On September 27, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $236,325 less transaction costs of $36,325 bearing a 12% annual interest rate and maturing September 27, 2017. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the average of the three lowest trading prices of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 180 days of date of issue at 130% of the original principal amount plus interest and between 181 days and 364 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 31, 2016, the Company paid $58,096 in cash for principal and interest. At December 31, 2016, the Note includes principal of $178,229 and accrued interest of $42,186 less unamortized debt discount of $174,816. See Note 11 – Convertible Promissory Note Derivative Liability.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had a stockholders’ deficit of $2,984,065 and a working capital deficit of $3,506,230. For the year ended December 31, 2016, the Company had a net loss of $3,853,796. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical costs.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of December 31, 2016, the Company had minimal cash.

The Company is funding its operations primarily through the sale of equity, convertible notes payable and shareholder loans. In the event the Company experiences liquidity and capital resources constraints because of greater than anticipated sales growth or acquisition needs, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund any potential acquisition needs or increased growth. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

2017 Outlook

On December 31, 2015, we refocused our growth strategy. Going forward, we intend to focus on strategic growth acquisitions. As a result of the split-off transactions on December 31, 2015, we believe that the likelihood of successful acquisitions has increased as significant liabilities have been derecognized from our consolidated balance sheet.

Our goal in 2017 is to complete a platform acquisition for a number of branch offices. Thereafter, we plan to continue to grow by way of acquisition of additional branch offices. We will also seek to fully grow and develop new branch locations.

Due to increased regulations, rising state unemployment insurance rates that are required to be paid by businesses, rising workers insurance compensation rates and uncertainty regarding the Affordable Care Act, we believe that small staffing companies are prime for acquisition.

In order to successfully complete our growth plan as outline in the 2017 outlook, we anticipate using cash from operations to continue to fund our business operations and as the Company implements its planned expansion throughout the Southeast U.S. The startup capital for each branch is expected to be raised by crowdfunding with new investor ownership limited to 49% of each branch.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with US GAAP requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2016 and 2015.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in Note 2 to the audited financial statement included elsewhere and in this, our Annual Report, filed on Form 10-K for the year ended December 31, 2016.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company

Item 8.  Financial Statements.

The Staffing Group Ltd.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of The Staffing Group, Ltd.

We have audited the accompanying consolidated balance sheets of The Staffing Group, Ltd. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Staffing Group, Ltd. as of December 31, 2016 and 2015, the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum llp

New York, NY
June 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Labor Smart, Inc.

We have audited the accompanying carve-out balance sheet of the four branches of Labor Smart, Inc. (a segment of Labor Smart, Inc.) (the “Predecessor”) as of December 31, 2015 and the related carve-out statements of operations, stockholder’s deficit and cash flows for the three months ended March 31, 2016 and the year ended December 31, 2015. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Predecessor is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the carve-out financial statements referred to above present fairly, in all material respects, the financial position of four branches of Labor Smart, Inc. as of December 31, 2015, the results of its operations and its cash flows for the three months ended March 31, 2016 and year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 of the consolidated financial statements, the carve-out financial statements of the four branches of Labor Smart, Inc. (a segment of Labor Smart, Inc.) reflect the assets, liabilities, revenues, and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the financial position, results of operations and cash flows of the Predecessor on a stand-alone basis and do not necessarily reflect the financial position, results of operations and cash flows of the Predecessor in the future or what they would have been had the Predecessor been a separate, stand-alone entity during the periods presented.

Marcum llp

New York, NY
June 20, 2017

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015	December 31, 2015
ASSETS			(Predecessor)

CURRENT ASSETS
Accounts receivable, net	$836,797	$—	$456,296
Prepaid expenses and other current assets	2,833	—	7,547
Total Current Assets	839,630	—	463,843

Property and equipment, net	1,364	—	4,963
Identifiable intangible assets, net of accumulated amortization of $72,000 and $0, respectively	407,000	—	—
Goodwill	705,000	—	—

TOTAL ASSETS	$1,952,994	$—	$468,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$123,156	$—	$—
Accounts payable	396,079	—	467,280
Accounts payable - related party	430,978	—	—
Accrued liabilities	41,200	—	—
Accrued liabilities - related party	139,715	55,815	—
Loan payable to factor	—	—	238,051
Convertible note payable - related party, including accrued interest of $39,432 and $1,408, net of debt discount of $0 and $77,143, respectively	119,432	4,265	—
Convertible notes payable - including accrued interest of $333,092 and $0, net of debt discount of $174,816 and $0, respectively	1,110,424	—	—
Notes payable - related parties	107,000	107,000	—
Derivative liability	1,099,376	178,959	—
Due to stockholder	28,500	—	—
60 shares of Preferred Stock, par value $0.001, designated as Series B Convertible Preferred Stock, 30 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively. Liquidation preference of $750,000. (Note 12)	750,000	—	—
Total Current Liabilities	4,345,860	346,039	705,331

Note payable - related parties, net of debt discount of $163,801 and $0, respectively	591,199	—	—

TOTAL LIABILITIES	4,937,059	346,039	705,331

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value: 5,000,000 shares authorized 5 shares of Preferred Stock, par value $0.001, designated as Series A Preferred Stock, 1 and 1 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—	—
Common stock par value $0.001: 150,000,000 shares authorized; 1,332,736 and 602,436 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,332	602	—
Additional paid-in capital	3,635,789	2,434,749	—
Accumulated deficit	(6,633,197)	(2,781,390)	—
Total shareholder's deficit - predecessor	—	—
TOTAL THE STAFFING GROUP LTD. STOCKHOLDERS' DEFICIT	(2,996,076)	(346,039)	—
Non-controlling interest	12,011	—	—
TOTAL STOCKHOLDERS' DEFICIT	(2,984,065)	(346,039)
TOTAL STOCKHOLDERS' DEFICIT - PREDECESSOR			(236,525)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,952,994	$—	$468,806

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
	2016	2015	(Predecessor)	(Predecessor)

NET REVENUES
Contract staffing services	$4,277,777	$—	$1,339,669	$5,962,254

COST OF SERVICES	2,907,847	—	992,493	4,468,986

GROSS PROFIT	1,369,930	—	347,176	1,493,268

SELLING, GENERAL AND ADMINISTRATIVE
Amortization of intangible assets	180,000	—	—	—
Impairment of customer relationships and non-compete agreements	613,000	—	—	—
Impairment of goodwill	761,000	—	—	—
Payroll and related expenses	441,837	—	117,623	429,392
Selling, general and administrative expenses	778,886	326,514	343,535	1,013,271
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	2,774,723	326,514	461,158	1,442,663

(LOSS) INCOME FROM OPERATIONS	(1,404,793)	(326,514)	(113,982)	50,605

OTHER (EXPENSES) INCOME
Interest expense	(2,581,198)	(4,265)	(11,489)	(124,821)
Other expense	—	(50,000)	—	—
Change in fair value of derivative liabilities	132,195	(98,959)	—	—
TOTAL OTHER EXPENSE	(2,449,003)	(153,224)	(11,489)	(124,821)

LOSS FROM CONTINUING OPERATONS BEFORE PROVISION FOR INCOME TAXES	(3,853,796)	(479,738)	(125,471)	(74,216)

Provision for income taxes	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(3,853,796)	(479,738)	(125,471)	(74,216)

INCOME FROM DISCONTINUED OPERATIONS
(including income taxes of $0 and $0 for 2016 and 2015, respectively (Note 5)	—	207,374	—	—

NET LOSS	(3,853,796)	(272,364)	(125,471)	(74,216)

NET LOSS ATTRIBUTED TO NON-CONTROLLING INTEREST	(1,989)	—	—	—

NET LOSS ATTRIBUTED TO THE STAFFING GROUP LTD.	$(3,851,807)	$(272,364)	$(125,471)	$(74,216)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(3.51)	$(0.64)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—	$0.28
BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(3.51)	$(0.36)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted
Basic and diluted	1,097,984	744,400

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling		Total shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total	deficit
									(Predecessor)
Balance - December 31, 2014	—	$—	744,436	$744	$1,670,180	$(2,509,026)	$—	$(838,102)	$—

Series A Preferred Stock issued	2	—	—	—	—	—	—	—	—
Common stock issued for cash	—	—	40,000	40	79,960	—	—	80,000	—
Series A Preferred Stock issued in conjunction with convertible note payable	1	—	—	—	—	—	—	—	—
Cancellation of Series A Preferred Stock and Common Stockin split-off transaction	(2)	—	(182,000)	(182)	684,609	—	—	684,427	—
Net loss	—	—	—	—	—	(272,364)	—	(272,364)	—

Balance - December 31, 2015	1	—	602,436	602	2,434,749	(2,781,390)	—	(346,039)	143,510

Common stock issued for cash	—	—	7,000	7	6,993	—	—	7,000	—
Common stock issued for services	—	—	60,000	60	109,140	—	—	109,200	—
Common stock issued in conjunction with Agreement for Purchase and Sale of Assets	—	—	600,000	600	1,079,400	—	—	1,080,000	—
Series B Preferred Stock issued in conjunction with convertible note payable	—	—	—	—	—	—	—	—	—
Common stock issued for convertible stock	—	—	63,300	63	5,507	—	—	5,570	—
Non-controlling interest contribution	—	—	—	—	—	—	14,000	14,000	—
Net contributions	—	—	—	—	—	—	—	—	(305,819)
Net loss	—	—	—	—	—	(3,851,807)	(1,989)	(3,853,796)	(74,216)

Balance - December 31, 2016	1	$—	1,332,736	$1,332	$3,635,789	$(6,633,197)	$12,011	$(2,984,065)	$(236,525)

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
	2016	2015	(Predecessor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,853,796)	$(272,364)	$(125,471)	$(74,216)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Bad debt expense	44,978	—	—	—
Depreciation	—	—	993	3,971
Amortization of intangible assets	180,000	—	—	—
Impairment of customer relationships and non-compete agreements	613,000	—	—	—
Impairment of goodwill	761,000
Amortization of debt discount	2,366,870	4,265	11,489	124,821
Stock-based compensation	109,200	—	—	—
Change in fair value of derivative liabilities	(132,195)	98,959	—	—
Changes in operating assets and liabilities:
Accounts receivable	(881,775)	—	(22,569)	162,081
Prepaid expenses and other current assets	(2,833)	120,548	—	600
Accounts payable	396,080	49,431	129,895	298,314
Accounts payable - related party	430,978	—	—	—
Accrued liabilities	41,200	—	—	—
Accrued liabilities - related party	83,900	—	—	—
Net cash (used in) discontinued operations	—	—	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	156,607	839	(5,663)	515,571

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,364)	—	—	—
Business acquisition - purchase of four branches	(1,080,000)	—	—	—
Cash used for split-off of subsidiary, EmployUS, Ltd.	—	(25,710)
Net cash (used in) discontinued operations	—	272,062	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,081,364)	246,352	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness	123,156	—	—	—
Proceeds from common stock	7,000	80,000	—	—
Net cash used to repay loan payable to factor	—	—	(220,105)	(209,752)
Proceeds from convertible notes payable	1,430,710	80,000	—	—
Repayment of convertible notes payable	(678,609)	—	—	—
Advance from stockholder	28,500	—	—	—
Repayment to stockholder	—	(8,609)	—	—
Non-controlling interest	14,000	—	—	—
Net distribution to Labor Smart, Inc.	—	—	225,768	(305,819)
Net cash (used in) discontinued operations	—	(398,582)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	924,757	(247,191)	5,663	(515,571)

NET INCREASE IN CASH	—	—	—	—

CASH, BEGINNING OF YEAR	—	—	—	—

CASH, END OF YEAR	$—	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$—	$—	$—	$—
Cash paid for interest	$129,942	$—	$—	$—

NON-CASH ACTIVITIES
Series B Preferred Stock issued in connection with issuance of convertible notes payable	$750,000	$—
Note payable issued in connection with business acquisition	$506,000	$—
Common Stock issued in connection with business acquisition	$1,080,000	$—
Common Stock issued convertible stock	$5,570	$—

The accompanying notes are an integral part of these consolidated financial statements

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Description of Business

EmployUS, LLC (“EmployUS”) a Delaware Limited Liability Company, was formed on September 30, 2010 having a perpetual existence and was a full service turnkey staffing company. Initially established to respond to the relief and recovery of the major oil spill in the Gulf of Mexico, EmployUS, was expanded to provide services on most major construction, chemical, and maritime projects in the Southeast United States. From its single initial project four years ago, EmployUS, grew to nine offices in three states, with more than 300 customers and that provided employment to over 4,500 individuals as of December 31, 2014.

Effective July 1, 2013, EmployUS, changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. As a result of these changes, the new name of EmployUS became EmployUS, Ltd. (“EmployUS, Ltd.”).

On January 22, 2014, The Staffing Group Ltd. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with EmployUS, Ltd., all of the stockholders of EmployUS, Ltd. (the “EmployUS, Ltd. Shareholders”), and the Company’s controlling stockholders. The Exchange Agreement closed on February 14, 2014.  Pursuant to the terms and conditions of the final, fully executed Exchange Agreement and upon the consummation of the closing, the Company issued an aggregate of 263,076 to the shareholders of EmployUS Ltd in exchange for the transfer of the EmployUS, Ltd. common stock. Additionally, three of the Company’s stockholders agreed to cancel an aggregate of 263,076 of the Company’s common stock.

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

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Description of Business (Continued)

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

The financial results of EmployUS, Ltd. qualifies for reporting as a discontinued operations. A substantial portion of the Company’s 2015 financial statements have been reclassified to conform to the reporting of discontinued operations adopted in the current year. (See Note 4).

In January 2016, the Company commenced operations of one (1) staffing location Montgomery, Alabama through the subsidiary, Staff Fund I, LLC. This subsidiary recruits, hires, employs and manages skilled and unskilled workers that it places with its client companies. During the year ended December 31, 2016. Staff Fund I, LLC issued membership interests for cash proceeds of $14,000. At December 31, 2016, 7% of Staff Fund I, LLC’s membership interest are held by non-controlling interest.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Description of Business (Continued)

On April 1, 2016, the Company purchased the operating assets of four (4) branch locations in Charlotte, NC, Indianapolis, IN, Nashville, TN and Raleigh, NC from Labor Smart, Inc. for consideration with a fair value of $2,666,000. The one-time fee of $5,000 for the (4) newly opened branches which were opened under the Labor Smart, Inc. name totaling $20,000 was waived. As a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company in addition the CEO stepped down from any former position she held with Labor Smart, Inc. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at December 31, 2016, Kimberly Thompson controlled the majority of shareholder votes. (See Note 4). These consolidated financial statements report the financial position, operations and cash flows of the acquired business (the “Predecessor”). SEC Regulations require the Predecessor to be reported when the acquired business succeeds substantially all of the business and the Company’s own operations before the succession appear insignificant to the operations acquired.

On September 12, 2016, the Company cancelled the licensing agreement with Labor Smart, Inc and, as such, no longer operates under the Labor Smart trademarked name. The Company currently operates under its legal name, The Staffing Group Ltd.

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

As a result of the split-off of EmployUs, Ltd. the consolidated balance sheets as of December 31, 2015 and 2015 and the related consolidated statements of operations and cash flows present the results and accounts of EmployUs, Ltd. as discontinued operations. All prior periods presented in the consolidated statements of operations and consolidated statement of cash flows discussed herein have been restated to conform to such presentation.

The carve-out financial statements have been prepared to demonstrate the historical results of operations, financial position, equity and cash flows of the Four Branches for the indicated periods under the Seller’s management. Accordingly, the carve-out financial statements do not reflect the presentation and classification of the Four Branches’ operations in the same manner as the Company. These financial statements were prepared on a "carve-out" basis from Labor Smart's accounts and reflects the historical accounts directly attributable to these four branches together with allocations of costs and expenses. The predecessor financial statement may not be indicative of future performance and my not reflect what their results of operations, financial position and cash flows would have been had those four units operated as an independent entity. Certain estimates, including allocation from Labor Smart, have been made to provide financial statements for stand-alone reporting purposes. Allocation of cost was based on the percentage of revenue. All inter-company transactions between Labor Smart and these four units are classified as net transfer to parent in the financial statements.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of December 31, 2016 and 2015, the Company did not have any cash equivalents.

Cash - Restricted

Restricted cash represents cash in a lockbox account by held by TCA Global Credit Master Fund, LP in accordance with the Senior Secured Revolving Credit Facility Agreement. No cash was considered restricted at December 31, 2016 and 2015. (See Note 8)

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

Accounts Receivable

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered doubtful due to credit issues. This allowance reflects management’s estimate of the potential losses inherent in the accounts receivable balance, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for their production cycle, generally results in a nominal provision for doubtful accounts. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $44,978, and $0 (Predecessor) at December 31, 2016 and 2015, respectively, was recorded in these consolidated financial statements. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the year ended December 31, 2016, the Company had potentially 14,522,170 dilutive shares of common stock related to convertible notes payable as determined using the if-converted method and no potentially dilutive securities for the year ended December 31, 2015.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The costs of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the results from operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer and office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of improvements’ useful life or remaining lease term

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships and non-compete contracts. These assets are tested for impairment using undiscounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships and non-compete contracts are amortized on a straight-line basis over an estimated life of five years.

An identifiable intangible assets impairment charge of $613,000 (comprising customer relationships of $577,000 and non-compete agreements of $36,000) was recorded as at December 31, 2016.

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

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

A goodwill impairment charge of $761,000 was recorded as at December 31, 2016. The impairment of goodwill was due to the loss of significantly all of the customers at the Nashville, TN and Raleigh, NC branches acquired on April 1, 2016. See Note 4 – Business Acquisition.

Opening balance at December 31, 2015	$ 0
Purchase of goodwill	1,466,000
Impairment of goodwill	(761,000)
Closing balance at December 31, 2016	$ 705,000

Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in additional impairment charges.

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

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

Impairment

Goodwill and other indefinite-lived intangible assets are tested for impairment annually, at the end of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate it is more likely than not that the carrying amount may be impaired. Additionally, the Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, the present value of future cash flows, net of estimated operating costs, internal forecasts, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

These assumptions represent level 3 inputs. Impairment of the Company’s goodwill and intangibles for the year ended December 31, 2016 was $761,000 and 613,000, respectively. There were no impairment charges during the year ended December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$1,099,376

	December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$178,958

Assets measured at fair value on a non-recurring basis are as follows:

December 31, 2016
	Level 1	Level 2	Level 3	Total Impairments
Assets:
Intangible assets	$ -	$ -	$ 407,000	$ 613,000
Goodwill	$ -	$ -	$ 705,000	$ 761,000
Total assets	$ -	$ -	$ 1,112,000	$ 1,374,000

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising

The Company charges advertising costs to expense as incurred. Advertising costs were $8,231 and $11,614 (Predecessor) for the years ended December 31, 2016 and 2015, respectively.

Concentration of Credit Risk

The Company did not have any other customers that exceeded 10% of either revenue or accounts receivable in either 2016 or 2015.

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

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Effective July 1, 2013, the Company changed its corporate status from a limited liability company to a “C” corporation and its state of registration from Delaware to Nevada. The Company is subject to file tax returns in the states of North Carolina, Indiana, Tennessee, Louisiana, Alabama and Mississippi. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2016.

There were no uncertain tax positions that would require recognition in the financial statements through December 31, 2016. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment as a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In November 2015, the FASB issued ASU 2015-17, Income Taxes. The new standard simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-15 will have on the Company’s consolidated financial position and results of operations.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this guidance.

Note 3 – going concern and Capital resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had a stockholders’ deficit of $2,984,065 and a working capital deficit of $3,506,230. For the year ended December 31, 2016 the Company had a net loss of $3,853,796. The Company’s stockholders’ deficiency is primarily due to, among other reasons, funding its historical net losses.

The Company’s principal sources of liquidity include cash from operations and proceeds from debt and equity financings. As of December 31, 2016, the Company had $123,156 in bank indebtedness.

The Company is funding its operations primarily through the sale of equity, convertible notes payable and shareholder loans. In the event the Company experiences liquidity and capital resources constraints because of greater than anticipated sales growth or acquisition needs, the Company may need to raise additional capital in the form of equity and/or debt financing including refinancing its current debt. Issuances of additional shares will result in dilution to its existing shareholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund any potential acquisition needs or increased growth. If such additional capital is not available on terms acceptable to the Company, or at all, then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on its business, results of operations and financial condition. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 4 – business acquisition

On April 1, 2016, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with Labor Smart, Inc. (the “Seller”), related party and shareholder of the Company. Pursuant to the Agreement, the Company purchased from the Seller the operating assets of four (4) branch locations (Charlotte, North Carolina, Indianapolis, Indiana, Nashville, Tennessee and Raleigh, North Carolina), which includes customer lists, title to certain leases for real or personal property, contracts, fixed assets, and business records (collectively the “Four Branches”). The Seller retained all open accounts receivable related to the prior operations of the branch locations and was responsible for all operating liabilities. In consideration for the Four Branches, the Company paid the Seller total consideration with a fair value of $2,666,000, paid as follows: (i) $890,890 in cash, (ii) 600,000 shares of the Company’s common stock at a fair value of $1,080,000 ($1.80 per share based on the closing price of the Company common stock on March 31, 2016), (iii) a non-interest bearing promissory note due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. The Company assumed no liabilities in the business acquisition. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at an annual market interest rate of 20% per annum. (iv) payoff of certain of the Seller’s outstanding debt totaling $29,110, and (v) direct payment to the IRS on behalf of the Seller in the amount of $160,000 (the “Purchase Price”).

On April 1, 2016, as a requirement of the purchase of the operating assets, the one (1) issued and outstanding share of Series A Preferred Stock owed by Labor Smart, Inc. was transferred to Kimberly Thompson, the Chief Executive Officer of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. As such, at December 31, 2016, Kimberly Thompson controlled the majority of shareholder votes.

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

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Customer Relationships	$ 1,130,000
Non-compete Agreements	70,000
Goodwill	1,466,000
Purchase Price	$ 2,666,000

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 4 – business acquisition (Continued)

Unaudited pro forma results of operations information for the year ended December 31, 2015 as if the Company and the entities described above had been combined on January 1, 2015 are as follows. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net revenues	$5,617,446	$5,962,254
Income (loss) from operations	$(1,518,775)	$(275,909)
Net loss	$(3,979,267)	$(346,580)
Net loss per share	$(3.62)	$(0.47)

Revenue and costs are generally allocated using specific identification and include corporate administrative expenses, finance, legal, tax, treasury and other general corporate services.

The carve-out financial information include revenue and expenses of Labor Smart, Inc., allocated to the Four Branches (“Predecessor”) for certain functions provided by Labor Smart, including compensation and benefits, occupancy, information technology costs, finance and interest costs, legal, tax, deferred tax, treasury and other general corporate services. These expenses have been allocated to the results of the Four Branches based on one of four allocation cost drivers:

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

Predecessor financial information has been provided in these consolidated financial statements as the Company acquired the Four Branches and the operations of the Company before the acquisition of the Four Branches were insignificant relative to the operations acquired. The historical results of operations, financial position, equity and cash flows of the Four Branches may not be indicative of what they actually would have been had the Four Branches been a separate stand-alone entity, nor are they indicative of what the Four Branches’ results of operations, financial position, equity and cash flows may be in the future. The carve-out financial statements have been prepared to demonstrate the historical results of operations, financial position, equity and cash flows of the Four Branches for the indicated periods under the Seller’s management. Accordingly, the carve-out financial statements do not reflect the presentation and classification of the Four Branches’ operations in the same manner as the Company.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The following table summarizes the results from discontinued operations for the year ended December 31, 2015:

NET REVENUES
Contract staffing services	$13,657,933

COST OF SERVICES	11,125,247
GROSS PROFIT	2,532,686
SELLING, GENERAL AND ADMINISTRATIVE	2,156,504

INCOME FROM OPERATIONS	376,182
OTHER EXPENSE	(168,808)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	207,374

(Provision) benefit for income taxes	-

NET INCOME OF EMPLOYUS, LTD.	$207,374

Note 6 – Identifiable Intangible Assets

Intangible assets comprise customer relationships and non-compete agreements which are recorded at cost.

	December 31, 2016	December 31, 2015
Customer relationships	$451,000	$—
Non-compete agreements	28,000	—
	479,000	—
Accumulated amortization	(72,000)	—
Identifiable Intangible Assets	$407,000	$—

On April 1, 2016, the Company acquired customer relationships and non-compete agreements costing $1,130,000 and $70,000, respectively, and commenced amortization upon closing of the business acquisition for the Four Branches.

An identifiable intangible assets impairment charge of $613,000 (comprising customer relationships of $577,000 and non-compete agreements of $36,000) was recorded as at December 31, 2016. The impairment of identifiable intangible assets was due to the loss of significantly all of the customers at the Nashville, TN and Raleigh, NC branches acquired on April 1, 2016. See Note 4 – Business Acquisition.

During the year ended December 31, 2016 and 2015, $180,000 (comprising customer relationships of $169,500 and non-compete agreements of $10,500) and $0, respectively, was recorded as amortization. The Company estimates amortization over the next four years is $95,865 per annum and amortization of $23,940 in the fifth year.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 7 – accounts payable – related party

At December 31, 2016 and 2015, $430,978 and $0, respectively, is due to Labor Smart Inc for trade payables related to payroll costs.

NOTE 8 – notes payable – related party

On May 20, 2014, the Company issued a promissory note for $94,500 for cash to a shareholder of the Company that is to be repaid in full by May 20, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the years ended December 31, 2016 and 2015 was $46,050 and $15,251, respectively. The Company recorded late fees payable of $59,000 and $22,400 and accrued interest payable of $24,131 and $14,681, as of December 31, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses – related party as of December 31, 2016 and 2015.

On July 14, 2014, the Company issued a promissory note for $12,500 for cash to a shareholder of the Company that is to be repaid in full by July 14, 2015. The note accrues interest expense at 10% per annum and in accordance with the promissory note, there is a late fee of $100 per day for each day the note remains unpaid beyond the maturity date. Interest and late fee expense for the year ended December 31, 2016 and 2015 was $37,850 and $1,833, respectively. The Company recorded late fees payable of $53,500 and $16,900 and accrued interest payable of $3,083 and $1,833, as of December 31, 2016 and 2015, respectively, and is included in accounts payable and accrued expenses – related party as of December 31, 2016 and 2015.

On April 1, 2016, in conjunction with Agreement for Purchase and Sale of Assets (Note 4), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 20% per annum. At December 31, 2016, the promissory note has been recorded net of debt discount of $163,801. Amortization of debt discount of $85,199 has been included in interest expense in the consolidated statements of loss for the year ended December 31, 2016, respectively. The debt discount is being amortized on the effective interest method.

Note 9 – convertible promissory note – related party

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing on December 16, 2016. . As December 31, 2016, the Note is past due. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2016, the Note includes principal of $80,000 and accrued interest of $39,431 See Note 11 – Convertible Promissory Note Derivative Liability – Related Party.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 10 – convertible promissory notes

On March 29, 2016, with an effective date of April 5, 2016, in conjunction with the Agreement for Purchase and Sale of Assets (Note 3), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA agreed to loan up to a maximum of three million dollars ($3,000,000) to us for working capital purposes. A total of $1,300,000 was funded by TCA in connection with the closing of the Agreement. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our subsidiary, The Staff Fund I, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,300,000 is due and payable along with interest thereon on October 5, 2016, and bears interest at the minimum rate of 12% per annum, increasing to 22% per annum upon the occurrence of an Event of Default, as defined in the Credit Agreement. Upon an Event of Default, TCA shall have the right to convert all or any portion of the Revolving Note into shares of the Company’s common stock. The conversion rate shall be 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. The Credit Agreement provides for certain contractual rights to TCA. TCA has influence and veto power over key decisions which effect operating, investing and financing activities of the Company including the right to approve the transfer agent, maintenance of insurance, approve the selection of management after performing background investigations, approve all capital expenditures, approve issuance of stock, approve opening new bank accounts and approve change in control of the Company.  The Credit Agreement also provides that all cash receipts from customers are required to be deposited in a lock box account. Distributions from the lock box account are made to the Company only after obligations to TCA are satisfied. TCA with absolute discretion may withhold cash in the lock box in order to protect collateral. During the year ended December 31, 2016, the Company paid $620,511 in cash for principal and $129,942 for interest and fees. At December 31, 2016, the Note includes principal of $679,489 and accrued interest of $203,025 and the Note is past due. See Note 11 – Convertible Promissory Note Derivative Liability.

On May 26, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $100,000 bearing a 10% annual interest rate and maturing December 26, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may prepay the Note at any time while outstanding for no prepayment penalty. During the year ended December 31, 2016, the Company issued 63,300 shares of common stock for principal and interest of $5,570. At December 31, 2016, the Note includes principal of $94,430 and accrued interest of $87,881 See Note 11 – Convertible Promissory Note Derivative Liability.

On September 27, 2016, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $236,325 less transaction costs of $36,325 bearing a 12% annual interest rate and maturing September 27, 2017. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the average of the three lowest trading prices of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 180 days of date of issue at 130% of the original principal amount plus interest and between 181 days and 364 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 31, 2016, the Company paid $58,096 in cash for principal and interest. At December 31, 2016, the Note includes principal of $178,229 and accrued interest of $42,186 less unamortized debt discount of $174,816. See Note 11 – Convertible Promissory Note Derivative Liability.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 11 – Derivative Liability

The Convertible Promissory Notes with Labor Smart, Inc. with an issue date of December 18, 2015, TCA Global Credit Master Fund, LP with an issue date of April 5, 2016, Group 10 Holdings, LLC with an issue date of May 26, 2016 and Carebourn Capital, L.P. with and issue date of September 27, 2016 were accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liability has been measured at fair value at December 31, 2016 using the binominal lattice model.

The inputs into the binominal lattice model are as follows:

	Inception	December 31, 2015	December 31, 2016
Conversion price	$0.0188 - $1.4178 per share	$0.0225 per share	$0.099 - $0.135 per share
Risk free rate	0.51% - 0.64%	0.64%	0.62%
Expected volatility	188% – 355%	355%	185% – 205%
Dividend yield	0%	0%	0%
Expected life	0.50 – 1.0 years	0.96 years	0.50 – 0.74 years

Changes in convertible promissory note derivative liability during the year ended December 31, 2016 were as follows:

	December 31, 2016	December 31, 2015
Opening balance	$178,959	$0
Initial valuation of derivatives	1,052,612	99,554
Initial loss on derivatives	0	(19,554)
Change in fair value of derivative Liability	(132,195)	98,959
Closing balance	$1,099,376	$178,959

Note 12 – due to stockholder

Amounts due to stockholder of $28,500 is non-interest bearing, unsecured and have no specific terms of repayment.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Note 14 – Stockholders’ Equity

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

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 14 – Stockholders’ Equity (Continued)

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

Common Stock

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

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 14 – Stockholders’ Equity (Continued)

On December 19, 2016, Group 10 Holdings LLC, the holder of a Convertible Promissory Note (see Note 10) converted 63,300 shares of common stock of the Company with a fair value of $12,660 to settle $5,570 of principal and interest.

Non-controlling interest

During the year ended December 31, 2016, the subsidiary of the Company, Staff Fund I, LLC, issued membership interests for cash proceeds of $14,000.

Opening balance at December 31, 2015	$0
Issue of membership interest	14,000
Net loss attributed to non-controlling interest	(1,989)
Closing balance at December 31, 2016	$12,011

Note 15 – Income Tax Provision

The Company had no income tax expense due to operating losses incurred for the year ended December 31, 2016 and 2015.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

			(Predecessor)
	December 31,	December 31,	December 31,
	2016	2015	2015
Computed expected tax expense	(34%)	(34%)	(34%)
State taxes, net of federal benefit	(4%)	(1%)	(1%)
Permanent difference	23%	7%	0%
Write-off of net operating losses due to Section 382	4%	11%	0%
Change in valuation allowance	11%	17%	35%
Income tax provision (benefit)	0%	0%	0%

The types of temporary differences that give rise to deferred tax assets and liabilities are as follows:

			(Predecessor)
	December 31,	December 31,	December 31,
	2016	2015	2015
Deferred tax assets:
Net operating loss	$182,100	$300,050	$25,975
Intangible assets	535,600	—	—
Valuation allowance	(717,700)	(300,050)	(25,975)
Net deferred tax assets	$—	$—	$—

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 15 – Income Tax Provision (Continued)

As of December 31, 2016, the Company has net operating loss carryforwards of approximately $483,200 for federal and state tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2034 and 2036. Based on the Company’s preliminary analysis, management believes that its ability to utilize previously accumulated net operating loss carryforwards are subject to annual limitations due to a change in ownership occurred during the year. The estimated annual limitation is approximately $23,000. As of December 31, 2016, the Company recorded the impact of such limitations.

The Company, after considering all available evidence, fully reserved its deferred tax asset since it is more likely than not that such benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. During the year ended December 31, 2016, the Company increased its valuation allowance by $417,650.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the consolidated statements of operations. As of December 31, 2016 and 2015, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Staffing Group Ltd. and Subsidiary

NOTES TO consolidated FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 16 - Contingencies and Commitments

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

Leases

The Company leases space for five of its branch offices and for its corporate headquarters, located in Kennesaw, Georgia. For the years ended December 31, 2016 and 2015 rent expense was $78,466 and $6,000 (Predecessor), respectively.

As of December 31, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, are as follows:

Years	Amount
2017	$89,626
2018	48,133
2019	16,512
Total	$154,271

Note 17- Subsequent Events

From January 1, 2017 to May 9, 2017, the holders of Convertible Promissory Notes (see Note 10) converted 292,100 shares of common stock of the Company to settle $16,344 of principal and interest.

On February 26, 2017, the holder of Series B Preferred Stock (see Note 13) converted 64,870 shares of the Company to settle one-half (0.5) share of Series B Stock of the Company with a liquidation preference of $12,974.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013 and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of December 31, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors and a financial expert on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets  (3) we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement, due to the change control (4) we do not have not have a fully effective mechanism for monitoring the system of internal controls (5) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2017 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2017.

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

NAME	AGE	POSITION
Kimberly Thompson	49	Interim Chief Executive Officer and Sole Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Kimberly Thompson

Kimberly Thompson, our Interim Chief Executive Office appointed on December 31, 2016, has 25 years of operational expertise.  Ms. Thompson is also serving as Chief Operating Officer of Labor Smart, Inc., our controlling shareholder. Ms. Thompson has held this office since November 2014. Ms. Thompson was previously an operations manager for Tip Top Roofers, Inc., from August 2000 to November 2014. Mrs. Thompson is an energetic leader and excels in implementing processes that drive revenue growth, financial performance, and operational excellence with a strong focus on customer satisfaction and brand loyalty. In her most recent position, Mrs. Thompson lead the operations team for the largest commercial roofing company in the southeast US.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016 and 2015 in all capacities for the accounts of our executives.

Name and					Option
principal				Stock	awards	All Other	Total
position	Year	Salary($)	Bonus($)	Award(s)($)	($)	Compensation($)	($)

Kimberly Thompson	2016	78,700	-	109,200	-	-	187,900
Interim Chief Executive Office and Sole Director	2015	-	-	-	-	-	-

Brian McLoone,	2015	167,720	-	-	-	-	167,720
President, CEO, CFO, Treasurer, Chief Accounting Officer and Secretary

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

The Company has not entered into any employment agreements with any of its officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 9, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name and Address	Beneficial Ownership	Percentage of Class (1)
Kimberly Thompson, Interim Chief Executive Office and Sole Director	60,000	3.55%
All officers/directors as a group (1 person)	—	—%
Labor Smart, Inc., 3270 Florence Road, Suite 200, Powder Springs, GA 30127 (2)	640,000	37.88%

(1)	Based on 1,689,706 shares of common stock outstanding.
(2)	Ryan Schadel has sole voting and dispositive power and control over Labor Smart Inc.

We are not aware of any arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On December 18, 2015, the Company entered into a Convertible Promissory Note (“Note”) with Labor Smart Inc. (“Holder”) in the original principal amount of $80,000 bearing a 12% annual interest rate and maturing on December 16, 2016. In conjunction with the issuance of the Note, as further consideration, the Company issued the Holder one (1) share of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock gives the holder voting rights equal to 2 votes for every one share of common stock outstanding at the time of a vote of shareholders and does not have any additional rights or preferences. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2016, the Note includes principal of $80,000 and accrued interest of $39,431 less unamortized debt discount of $0.

At December 31, 2016 and 2015, the Company had outstanding notes outstanding of $107,000 from a stockholder and accrued interest and late fees of $139,715 and $55,814, respectively.

On April 1, 2016, in conjunction with Agreement for Purchase and Sale of Assets (Note 4), the Company issued an unsecured non-interest bearing promissory note to Labor Smart, Inc., due on April 1, 2018 with a face amount of $755,000 and a fair value of $506,000. In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on the promissory note at a market interest rate of 20% per annum. At December 31, 2016, the promissory note has been recorded net of debt discount of $163,801. Amortization of debt discount of $85,199 has been included in interest expense in the consolidated statements of loss for the year ended December 31, 2016, respectively. The debt discount is being amortized on the effective interest method.

At December 31, 2016 and 2015, convertible promissory note derivative liability due to Labor Smart Inc. is $82,865 and $0, respectively.

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

Item 14.  Principal Accounting Fees and Services.

The total fees charged to the Company for audit services were $151,648, for audit-related services were $0, for tax services were $0, and for other services were $0 during the year ended December 31, 2016.

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

THE STAFFING GROUP LTD.

Dated: May 20, 2017	By:	/s/ Kimberly Thompson
Kimberly Thompson
Duly Authorized Officer, Interim Chief Executive Officer
And Sole Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Kimberly Thompson	Interim Chief Executive Office and Sole Director	May 20, 2017
Kimberly Thompson	(Principal Executive Officer and Principal Financial and
Accounting Officer)