Form 10-K/A
period 2016-12-31
Staffing Group, Ltd.
filed 2018-06-01
CIK 1561622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company is amending its previously filed 2016 annual report because the audit opinion included within the Company’s 2016 original annual report was incorrect because it failed to include the emphasis of the matter paragraph regarding the Company’s going concern. The amended 2016 annual report is being filed to include the correct opinion. There were no other changes to the previously filed financial statements or notes thereto.

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

To the Audit Committee of the

Board of Directors and Shareholders

of The Staffing Group, Ltd.

We have audited the accompanying consolidated balance sheets of The Staffing Group, Ltd. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Staffing Group, Ltd, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s business plan is dependent on raising additional capital in the form of equity and or debt financing as the Company’s cash and working capital as of December 31, 2016 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

THE STAFFING GROUP LTD.

Dated: June 1, 2018	By:	/s/ Kimberly Thompson
Kimberly Thompson
Duly Authorized Officer, Interim Chief Executive Officer
And Sole Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Kimberly Thompson	Interim Chief Executive Office and Sole Director	June 1, 2018
Kimberly Thompson	(Principal Executive Officer and Principal Financial and
Accounting Officer)